Form 10-Q
period 2002-09-30
WH INTERMEDIATE HOLDINGS LTD
filed 2002-11-14
CIK 1205298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: [        ]

WH INTERMEDIATE HOLDINGS LTD.
 (Exact name of registrant as specified in its charter)

Cayman Islands	98-0379050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT
Ungland House, South Church Street
Grand Cayman, Cayman Island
(Address of principal executive offices) (Zip code)

(310) 410-9600**
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X*]   No [   ]

Number of shares of registrant’s common stock outstanding as of November 1, 2002 was 1.

*	Prior hereto, all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 were filed under the name Herbalife International, Inc. which is now a wholly-owned subsidiary of registrant.

**	C/O Principal Financial Officer of Herbalife International, Inc.

WH INTERMEDIATE HOLDINGS Ltd.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Quarterly Period ended September 30, 2002

PART I.    FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements:
	Consolidated Balance Sheets	2 - 3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6 - 19
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19 - 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24 - 25
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26 - 29
Signature and Certification		30 - 32

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30,	December 31,
	2002	2001
	(Successor)	(Predecessor)

CURRENT ASSETS:
Cash and cash equivalents	$75,993,000	$179,237,000
Marketable securities	1,161,000	21,944,000
Receivables, including related party receivables of $736,000 (2001)	30,106,000	27,609,000
Inventories	56,651,000	72,208,000
Prepaid expenses and other current assets	29,931,000	14,379,000
Deferred income taxes	20,432,000	27,741,000

Total current assets	214,274,000	343,118,000
Property, at cost, net of accumulated depreciation and amortization of $2,552,000 (2002) and $81,026,000 (2001)	50,560,000	60,707,000
Deferred compensation plan assets	38,232,000	43,221,000
Other assets	4,463,000	2,922,000
Deferred income taxes	—	16,831,000
Deferred financing costs, net	40,128,000	—
Marketing Franchise	180,000,000	—
Trademark and Tradename	130,000,000	—
Product Certification and other intangible assets, net of accumulated amortization of $617,000 (2002)	6,783,000	250,000
Goodwill	208,350,000	3,286,000

TOTAL	$872,790,000	$470,335,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2002	2001
	(Successor)	(Predecessor)

CURRENT LIABILITIES:
Accounts payable	$23,528,000	$19,793,000
Royalty overrides	62,028,000	58,202,000
Accrued compensation	33,029,000	22,712,000
Accrued expenses	45,402,000	36,203,000
Dividends payable	—	4,720,000
Current portion of long term debt	32,574,000	9,395,000
Advance sales deposits	11,354,000	5,800,000
Income taxes payable	—	8,480,000

Total current liabilities	207,915,000	165,305,000
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	308,945,000	1,217,000
Deferred compensation	32,695,000	35,678,000
Deferred income taxes	123,688,000	—
Other non-current liabilities, including related party payables of $417,000 (2002)	2,077,000	5,548,000

Total liabilities	675,320,000	207,748,000

MINORITY INTEREST	—	1,671,000

STOCKHOLDERS’ EQUITY:
Common Stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding (September 30, 2002)	—	—
Class A Common Stock, $0.01 par value; 33,333,333 shares authorized, 11,212,696 shares issued and outstanding (December 31, 2001)	—	112,000
Class B Common Stock, $0.01 par value; 66,666,667 shares authorized, 20,293,759 shares issued and outstanding (December 31, 2001)	—	203,000
Paid-in-capital in excess of par value	192,776,000	77,717,000
Retained earnings	5,814,000	194,415,000
Accumulated other comprehensive loss	(1,120,000)	(11,531,000)

Total stockholders’ equity	197,470,000	260,916,000

TOTAL	$872,790,000	$470,335,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		Quarter			Nine Months

	2002		2001	2002		2001

	July 1 to	August 1 to	Quarter ended	January 1 to	August 1 to	Nine months ended
	July 31	September 30	September 30	July 31	September 30	September 30
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)

Retail sales	$156,220,000	$285,800,000	$424,317,000	$1,047,690,000	$285,800,000	$1,237,417,000
Distributor allowances on product purchases	(73,335,000)	(134,126,000)	(198,557,000)	(492,997,000)	(134,126,000)	(578,570,000)
Handling & freight income	13,521,000	24,501,000	35,827,000	89,495,000	24,501,000	103,523,000

Net sales	96,406,000	176,175,000	261,587,000	644,188,000	176,175,000	762,370,000
Cost of sales	20,747,000	38,145,000	60,232,000	140,553,000	38,145,000	181,698,000

Gross Profit	75,659,000	138,030,000	201,355,000	503,635,000	138,030,000	580,672,000
Royalty overrides	33,862,000	61,789,000	90,251,000	227,233,000	61,789,000	266,777,000
Marketing, distribution & administrative expenses	31,642,000	53,930,000	88,161,000	207,390,000	53,930,000	261,738,000
Merger transaction expenses	50,673,000	—	—	54,708,000	—	—
Interest expense (income) – net	(335,000)	12,622,000	(664,000)	(1,364,000)	12,622,000	(3,059,000)

Income (loss) before income taxes and minority interest	(40,183,000)	9,689,000	23,607,000	15,668,000	9,689,000	55,216,000
Income taxes	(16,074,000)	3,875,000	9,443,000	6,267,000	3,875,000	22,086,000

Income (loss) before minority interest	(24,109,000)	5,814,000	14,164,000	9,401,000	5,814,000	33,130,000
Minority interest	—	—	138,000	189,000	—	499,000

NET INCOME (LOSS)	$(24,109,000)	$5,814,000	$14,026,000	$9,212,000	$5,814,000	$32,631,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2002		2001

	January 1 to	August 1 to	Nine Months ended
	July 31	September 30	September 30
	(Predecessor)	(Successor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,212,000	$5,814,000	$32,631,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,722,000	3,752,000	13,060,000
Amortization of deferred financing costs	—	1,344,000	—
Deferred income taxes	3,186,000	896,000	(1,742,000)
Unrealized foreign exchange loss	2,448,000	(167,000)	1,774,000
Minority interest in earnings	189,000	—	499,000
Other	2,338,000	149,000	1,079,000
Changes in operating assets and liabilities:
Receivables	(11,712,000)	9,374,000	(2,888,000)
Inventories	11,462,000	3,110,000	17,688,000
Prepaid expenses and other current assets	(14,107,000)	(4,708,000)	(2,428,000)
Accounts payable	14,831,000	(9,613,000)	5,169,000
Royalty overrides	3,948,000	49,000	(7,172,000)
Accrued expenses and accrued compensation	1,895,000	5,961,000	11,851,000
Advance sales deposits	3,230,000	2,132,000	1,114,000
Income taxes payable	718,000	146,000	2,440,000
Deferred compensation liability	(1,459,000)	(1,523,000)	6,246,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,901,000	16,716,000	79,321,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(4,741,000)	(1,873,000)	(7,179,000)
Proceeds from sale of property	191,000	49,000	127,000
Changes in marketable securities, net	20,691,000	105,000	7,890,000
Increase in other assets	(2,300,000)	(33,000)	(1,222,000)
Deferred compensation plan assets	5,154,000	(166,000)	(11,019,000)
Acquisition of Herbalife International, Inc.	—	(650,893,000)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,995,000	(652,811,000)	(11,403,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,682,000)	—	(13,405,000)
Distribution to and purchase of minority interest	(4,598,000)	—	(956,000)
Additions to bank loans	29,000	—	2,206,000
Principal payments on bank loans and contract payables	(3,799,000)	(10,433,000)	(2,493,000)
Increase in deferred financing costs	(27,788,000)	(13,693,000)	—
Exercise of stock options	10,546,000	—	15,055,000
Equity contributions	—	200,000,000	—
Assumption of shareholder acquisition expense	—	(7,223,000)	—
Term loan and senior sub notes	—	342,882,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(35,292,000)	511,533,000	407,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	980,000	(1,266,000)	(5,419,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,584,000	(125,828,000)	62,906,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	179,237,000	201,821,000	110,336,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,821,000	$75,993,000	$173,242,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$2,058,000	$13,000	$3,494,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

     WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux CM”), and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries, (“Herbalife” or “Predecessor”). The Parent and its subsidiaries are referred to collectively herein as the Company.

     On July 31, 2002, WH Acquisition merged with and into Herbalife with Herbalife being the surviving corporation. The merger was consummated pursuant to the Agreement and Plan of Merger by and among WH Holdings (Cayman Islands) Ltd., sole shareholder of the Parent and a Cayman Islands company (“WH Holdings”), WH Acquisition and Herbalife entered into on April 10, 2002 (the “Merger Agreement”). Each stockholder of Herbalife received $19.50 in cash for each share of common stock. The holders of each outstanding option to purchase Herbalife common stock received an amount in cash equal to the excess of $19.50 over the exercise price of such option. As a result of the merger, Herbalife was delisted from the NASDAQ National Market. The stock of Herbalife is no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

     The merger was undertaken to (i) provide the public stockholders of Herbalife with cash for their shares of common stock, (ii) permit WH Holdings to acquire ownership of Herbalife, (iii) incentivize continuing management by allowing them to share in future earnings and growth of Herbalife through investment in WH Holdings, (iv) provide key distributors of Herbalife an opportunity to participate in future earnings and growth of Herbalife through investment in WH Holdings and (v) allow the controlling stockholder of Herbalife, the Mark Hughes Family Trust, to diversify its assets through an orderly transfer of ownership of Herbalife to WH Holdings. The merger price per share was determined by the Board of Directors of Herbalife, after receiving the recommendation of a Special Committee of members of the Board who were not affiliated with Herbalife or its controlling stockholder. The Board determined that the merger price of $19.50 per share was fair, from a financial point of view, to the stockholders unaffiliated with the controlling stockholder and the option holders based on the opinion of two financial advisors, as well as financial analyses which included historical share price analysis, comparable company analysis, discounted cash flow and leveraged buyout analysis, and other factors set forth in the proxy statement related to the merger.

     The merger has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the acquired assets and liabilities have been recorded at fair value. Because of this, different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements. In the future, the primary differences will relate to additional interest expense on the new debt and depreciation and amortization of deferred financing costs recorded at fair value at the date of the merger.

     The total purchase price of approximately $651.5 million was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair value as of the closing date using valuations and other studies that have substantially been finalized. The final allocation of the purchase price may differ from the preliminary amounts included herein. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

At July 31, 2002

Current assets	$388.7
Property	51.8
Marketing franchise	180.0
Trademark and tradename	130.0
Product certification and other intangible assets	7.4
Goodwill	208.4
Other long term assets	42.6

Total assets acquired	$1,008.9

Current liabilities	$192.8
Other non-current liabilities	35.9
Long term debt	1.2
Deferred income tax	127.5

Total liabilities assumed	$357.4

Net assets acquired	$651.5

     In connection with the merger, the Predecessor incurred transaction expenses and stock option payments of approximately $54.7 million, which have been reflected in the Predecessor financial statements. In addition, the Company incurred debt issuance costs of approximately $41.5 million, which have been capitalized as deferred financing costs in the Company’s consolidated balance sheet.

     The following pro forma results for the three and nine months ended September 30, 2001 and September 30, 2002 are based on the historical financial statements of the Predecessor, adjusted to give effect to the merger and related financing transactions as if the transactions had occurred as of January 1, 2001 (in millions).

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Sales	$272.6	$261.6	$820.4	$762.4
Net Income	12.6	6.8	35.2	11.7

     The merger was financed through:

•	gross proceeds of $162.9 million from sale of Senior Subordinated Notes (as defined in Note 4 herein) (face value of $165.0 million) ;

•	borrowing of $180.0 million under the $205.0 million Senior Credit Facility (as defined in Note 4 herein);

•	contribution of net proceeds of $24.0 million by WH Holdings from the sale of its $38 million of 15.5% Senior Notes (the “Senior Notes”) (face value $38.0 million);

•	contribution by Whitney, Golden Gate and selected members of Herbalife’s distributor organization and senior management of $176.0 million from the sale of 12% Series A Cumulative Convertible Preferred Shares of WH Holdings (the “Preferred Shares”) by WH Holdings; and

•	use of available cash balances of Herbalife of approximately $228.4 million, of which $4.6 million was used to repurchase Herbalife’s minority shares in its Japanese subsidiary (which payment was made during the second quarter), $6.7 million was used to repay existing debt and $217.1 million was used to finance the merger and pay related fees and expenses.

     In connection with the merger, WH Holdings contributed the proceeds from the sale of the Preferred Shares and the sale of the Senior Notes, totaling $200.0 million, to the Parent as capital. Immediately upon the consummation of the merger, the Parent assumed indirectly through one of its subsidiaries the liability of $7.2 million of expenses relating to the merger and related financing transactions from WH Holdings, resulting in a net capital contribution of $192.8 million.

2.    BASIS OF PRESENTATION

     The unaudited interim financial information of the Parent and its subsidiaries (the “Successor”) and of Herbalife and its subsidiaries have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. The Successor financial statements as of September 30, 2002 and for the two months ended September 30, 2002 include the Parent, and all of its direct and indirect subsidiaries, including Herbalife from the date of the merger. The Successor financial statements also include interest expense and amortization of debt issuance costs incurred prior to the consummation of the merger. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial statements as of September 30, 2002 and for the one month period ended July 31, 2002, the two month period ended September 30, 2002, the seven month period ended July 31, 2002 and the three and nine month periods ended September 30, 2001.

     As a result of the merger and related financing transactions results prior to the merger are not comparable with those subsequent to the merger.

Reclassifications

     Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. The adoption of SFAS No. 142, SFAS No. 144, and EITF Issue No. 01-09 had no material impact on the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately upon adoption, several other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact these pronouncements will have on its consolidated statements.

Significant Accounting Policies

     The consolidated financial statements for the period beginning August 1, 2002 include the accounts of the Parent and its subsidiaries and for the periods prior to August 1, 2002 include the accounts of Herbalife and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

     Translation of Foreign Currencies

     Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets.

     Forward Exchange Contracts and Option Contracts

     The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company does not use the contracts for trading purposes.

     Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of January 1, 2001, the Company recorded a net gain of $909,000 ($545,000 net of tax) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

     Marketable Securities

     The Company’s marketable securities are classified as “available for sale.” Fluctuations in fair value are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Marketable securities are comprised primarily of tax-exempt municipal bonds.

     Accounts Receivable

     Accounts receivable consists principally of receivables from credit card companies, arising from the sale of product to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company believes that it provides adequate allowances for receivables from its distributors.

     Fair Value of Financial Instruments

     The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

     The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. Marketable securities are based on the quoted market prices for these instruments. Foreign exchange contracts are based on exchange rates at period end. The fair value of option and forward contracts are based on dealer quotes. The book values of the Company’s debt instruments are considered to approximate their fair values because the interest rates of these instruments approximate current rates offered to the Company.

     Inventories

     Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

     Long-Lived Assets

     Depreciation of furniture, fixtures and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

     Goodwill was being amortized over periods ranging from fifteen to forty years. Effective January 1, 2002, amortization of goodwill was discontinued. See “New Accounting Pronouncements.” Intangible assets with definite lives are amortized over the expected life, which is two years for the product certification.

     Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

     Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicated that the asset might be impaired.

     Income Taxes

     Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

     Royalty Overrides

     An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor.

     Revenue Recognition

     The Company records its retail sales based upon suggested retail prices as reflected on the Company’s sales invoices to its distributors. The Company does not receive the amount reported as retail sales, but generally receives the net sales price in cash or through credit card payments upon receipt of orders from distributors. The net sales price is the suggested retail price less the distributor allowance plus handling and freight income. Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped in accordance with the Company’s shipping terms. Advance sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

3.    TRANSACTIONS WITH RELATED PARTIES

     The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years. Subject to the provisions in the Credit Agreement (as defined in Note 4 herein), such fees can be paid on a current basis with certain limitations and any unpaid balance will accrue interest of a rate of 12% per annum. For the two months ended September 30, 2002, the Company expensed monitoring fees in the amount of $0.8 million and capitalized debt related services and expenses in the amount of $23.4 million. Also, in connection with the Senior Credit Facility discussed below, Whitney Private Debt Fund, L.P. loaned $5.0 million of the $180 million term loan to Herbalife.

     In connection with the purchase of the Preferred Shares, WH Holdings and WH Acquisition entered into an indemnity agreement with Whitney and Golden Gate, pursuant to which WH Holdings and Herbalife (as successor-in-interest to WH Acquisition) agreed to indemnify Whitney and Golden Gate for losses and claims resulting from, arising out of or any way related to the merger, including existing litigation. Whitney has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. Whitney believes it has meritorious defenses to the suit and is vigorously contesting it.

     Frank P. Morse and Robert A. Sandler, two former senior executives of the Company, are minority shareholders in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries were $919,000 for the seven months ended July 31, 2002, $199,000 for the two months ended September 30, 2002, and $241,000 for the nine months ended September 30, 2001.

4.    LONG TERM DEBT

     In connection with the merger, the Parent and its affiliates consummated certain related financing transactions, including the issuance by WH Acquisition on June 27, 2002 of $165.0 million of 11 3/4% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued at 98.716% of par, due July 15, 2010. Interest is to be paid semiannually on January 15th and July 15th, commencing on January 15, 2003. In conjunction with this financing, the Company incurred $25.1 million of debt issuance costs, which are being amortized, on a straight-line basis, which approximates the effective interest method, over the term of the debt.

     In addition, Herbalife entered into a Credit Agreement dated as of July 31, 2002 among Herbalife, as borrower, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent (the “Credit Agreement”), which provides for a term loan amount of $180.0 million and a revolving credit facility in the amount of $25.0 million (collectively, the “Senior Credit Facility”). Repayments under the term loan facility began on September 30, 2002 in the amount of $5.0 million, with all other payments to be made in the amount of $7.5 million on a quarterly basis, except for the final payment due on June 30, 2008 in the amount of $10.0 million. The revolving credit facility is available until July 31, 2007. The term loan and the revolving credit facility bear interest, at the option of the Company, at either the alternate base rate or the LIBOR rate plus in each case an applicable margin. The base rate applicable margin for the term loan is 3.00%, while the LIBOR rate applicable margin is 4.00%. As of September 30, 2002, the revolving credit facility had no amounts borrowed. As of September 30, 2002 the Company had selected the LIBOR rate based alternative with the September 30, 2002 interest rate of 5.8%. The base rate applicable margin for the revolving credit facility is 2.75%, while the LIBOR rate applicable margin is 3.75%. Per the terms of the Senior Credit Facility, on October 30, 2002, the Company purchased a three year 5% LIBOR (three months) interest rate cap covering $43.75 million of the outstanding bank term loan debt under the Senior Credit Facility. In addition to the scheduled repayments, Herbalife must prepay amounts due under the Senior Credit Facility with 50% of its Excess Cash Flow (as defined in the Credit Agreement) as calculated on an annual basis commencing 120 days after each fiscal year end commencing December 31, 2002. In conjunction with this financing, the Company incurred $16.4 million of debt issuance costs, which are being amortized over the term of the debt using the effective interest method.

     The Senior Subordinated Notes and the Senior Credit Facility are guaranteed by the Guarantors (as defined in Note 10 herein). The Senior Credit Facility is also guaranteed by WH Holdings. The obligations under the Senior Credit Facility are secured by (i) first priority pledges of (A) all of the stock of the Guarantors and (B) 65% of the equity interests of the foreign subsidiaries of Herbalife that are not Guarantors other than HIIP Investment Co., LLC, Herbalife Foreign Sales Corporation, Importadora Y Distribuidora Herbalife International de Chile Limitada, Herbalife International Greece S.A., Herbalife Hungary Trading, Limited, PT Herbalife Indonesia, Herbalife International SBN.BHD, HBL International Maroc S.à.R.L, Herbalife International Products N.V., Herbalife International Holdings, Inc., Herbalife International, S.A., Herbalife Dominicana, S.A., and Herbalife Del Ecuador, S.A. and (ii) security interests in and liens on all accounts receivable, inventory and other property and assets of WH Holdings and the Guarantors (other than the escrow account for interest on the Senior Notes).

     The Senior Subordinated Notes and Senior Credit Facility include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates. Additionally, the Senior Credit Facility includes covenants relating to the maintenance of certain leverage, fixed charge coverage, and interest coverage ratios.

     Long term debt consisted of the following:

	September 30, 2002	December 31, 2001

Senior subordinated notes	$162,949,000	—
Borrowing under Senior Credit Facility	175,000,000	—
Leases	2,612,000	3,439,000
Other debt	958,000	7,173,000

	$341,519,000	$10,612,000
Less-current portion	32,574,000	9,395,000

	$308,945,000	$1,217,000

5.    CONTINGENCIES

     The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material impact on the Company’s financial condition and operating results.

     In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). A second putative class action lawsuit was filed in the same court in August 2001 (Brown v. Herbalife International Inc., et al.). The Tharp lawsuit alleges breaches of fiduciary obligations by the Company’s directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The Brown lawsuit similarly alleges breaches of fiduciary obligations in connection with an alleged rejection of an offer from a third party to purchase the Company. The plaintiffs in the lawsuits request (1) an order compelling the defendants to take steps to seek a sale of the Company, (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. The Company has reached a settlement agreement to pay plaintiff’s legal fees of $190,000 and the Company’s insurance company has agreed to pay 50% of the settlement amount. The settlement remains subject to court approval for which a hearing date has not yet been set.

     In addition, on or about April 12, 2002, Harbor Finance Partners, allegedly an Herbalife stockholder, filed a purported class action against Herbalife in the District Court of Clark County in the State of Nevada, naming Herbalife, its Board of Directors and one former director as defendants (“Defendants”) and alleging a claim of breach of fiduciary duty arising out of the announced merger transaction between Herbalife and WH Holdings. The District Court gave final approval to a settlement on November 1, 2002 providing for the payment of Plaintiff’s legal fees of $650,000, which is included in the Company’s financial statements. Payments pursuant to the settlement were made in early November 2002.

     The Company and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The complaint alleges that specified marketing plans employed by the distributor defendants are illegal, and that the Company has permitted the use of these marketing plans and/or failed to supervise its distributors’ conduct to prevent violations of law by them. The complaint does not challenge the legality of Herbalife’s marketing system. The complaint seeks to state causes of action under RICO and various state and other federal laws. The Company has filed a motion to dismiss and a hearing has been scheduled for November 18, 2002. The Company believes that it has meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

     As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on the Company’s financial condition and operating results given the higher level of self insurance the Company has accepted. The Company currently maintains product liability insurance with a deductible of $7.5 million.

     Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material adverse impact on the Company’s financial condition and operating results.

6.    COMPREHENSIVE INCOME

     Comprehensive income (loss) is summarized as follows:

		Quarter			Nine Months

	2002		2001	2002		2001

	July 1 to	August 1 to	Quarter ended	January 1 to	August 1 to	Nine Months Ended
	July 31	September 30	September 30	July 31	September 30	September 30
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)

Net income (loss)	$(24,109,000)	$5,814,000	$14,026,000	$9,212,000	$5,814,000	$32,631,000
Cumulative effect of accounting change (SFAS No. 133)	—	—	—	—	—	909,000
Net change on derivative instruments	(217,000)	(38,000)	(1,132,000)	(2,023,000)	(38,000)	5,000
Foreign currency translation adjustment	(916,000)	(1,082,000)	64,000	1,428,000	(1,082,000)	(4,636,000)
Unrealized gain on marketable securities	22,000	—	9,000	14,000	—	24,000

Comprehensive income (loss)	$(25,220,000)	$4,694,000	$12,967,000	$8,631,000	$4,694,000	$28,933,000

     The net change on derivative instruments represents the fair value changes caused by marking to market these instruments on September 30, 2002. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities into US dollars. Gains/(losses) on marketable securities reflects the change in fair value of securities classified as available for sale. For discussion of derivative instruments, see Note 8 herein.

7.    SEGMENT INFORMATION

     The Company is a network marketing company that sells a wide range of weight management products, dietary and nutritional supplements and personal care products within one industry as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are manufactured by third-party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

     The Company’s chief operating decision makers review both geographic and product line information.

     The Company has operations throughout the world (55 countries as of September 30, 2002) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company’s chief operating decision makers on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is as follows:

Financial information by geographic segments

		Quarter			Nine Months

	2002		2001	2002		2001

	July 1 to	August 1 to	Quarter	January 1 to	August 1 to	Nine Months
	July 31	September 30	ended	July 31	September 30	ended
	(Predecessor)	(Successor)	September 30	(Predecessor)	(Successor)	September 30

Total Retail Sales:
United States	$41.9	$75.3	$112.9	$301.0	$75.3	$340.9
Japan	21.2	38.0	77.2	143.7	38.0	227.6
South Korea	10.9	16.9	34.2	69.6	16.9	83.7
Mexico	10.2	17.8	27.1	63.8	17.8	73.2
German Group (1)	12.6	24.7	27.8	84.1	24.7	81.0
Italy	9.6	15.4	25.0	60.0	15.4	81.3
Others	49.8	97.7	120.1	325.5	97.7	349.7

Total retail sales	$156.2	$285.8	$424.3	$1,047.7	$285.8	$1,237.4

Net Sales:
United States	$26.2	$47.5	$71.5	$189.1	$47.5	$215.4
Japan	12.4	22.3	45.2	84.1	22.3	133.1
South Korea	7.7	11.9	22.8	46.8	11.9	56.0
Mexico	6.1	10.6	16.3	38.3	10.6	44.0
German Group (1)	8.0	15.3	17.4	52.2	15.3	50.8
Italy	5.8	9.4	15.4	36.8	9.4	50.3
Others	30.2	59.2	73.0	196.9	59.2	212.8

Net sales	$96.4	$176.2	$261.6	$644.2	$176.2	$762.4

Gross Profit:
United States	$20.1	$35.1	$49.5	$143.1	$35.1	$152.6
Japan	10.3	18.7	37.6	71.0	18.7	113.3
South Korea	6.3	9.5	18.6	37.6	9.5	45.4
Mexico	4.4	8.5	12.7	30.3	8.5	33.6
German Group (1)	6.5	12.3	15.1	41.1	12.3	39.1
Italy	4.9	8.1	14.0	30.0	8.1	39.5
Others	23.2	45.8	53.9	150.5	45.8	157.2

Gross Profit	$75.7	$138.0	$201.4	$503.6	$138.0	$580.7

Operating Margin (2) :
United States	$11.6	$18.9	$24.7	$79.5	$18.9	$76.0
Japan	5.6	10.3	20.7	39.5	10.3	64.2
South Korea	4.3	6.5	12.5	24.9	6.5	30.4
Mexico	2.2	4.6	7.0	16.0	4.6	18.1
German Group (1)	3.2	7.0	9.1	21.5	7.0	21.2
Italy	2.8	4.8	8.6	16.9	4.8	22.2
Others	12.1	24.1	28.4	78.1	24.1	81.7

Total operating margin	$41.8	$76.2	$111.0	$276.4	$76.2	$313.8

Marketing, distribution & administrative expenses	31.6	53.9	88.2	207.4	53.9	261.7
Merger transaction expenses	50.7	—	—	54.7	—	—
Interest expense net	(0.3)	12.6	(0.7)	(1.4)	12.6	(3.1)

Income before income taxes and minority interest	(40.2)	9.7	23.5	15.7	9.7	55.2
Income taxes	(16.1)	3.9	9.4	6.3	3.9	22.1
Minority interest	—	—	0.1	0.2	—	0.5

Net Income (loss)	$(24.1)	$5.8	$14.0	$9.2	$5.8	$32.6

(1)	German Group includes the operations of Germany, Austria and Switzerland
(2)	Operating margin represents gross profit less royalty overrides

Financial information by product segments

		Quarter			Nine Months

	2002		2001	2002		2001

	July 1 to	August 1 to	Quarter	January 1 to	August 1 to	Nine Months
	July 31	September 30	ended	July 31	September 30	ended
	(Predecessor)	(Successor)	September 30	(Predecessor)	(Successor)	September 30

Retail sales by product line are as follows:
Inner Nutrition	$140.7	$255.7	$376.0	$930.0	$255.7	$1,083.5
Outer Nutrition	15.6	26.6	41.3	107.8	26.6	128.5
Literature	4.1	7.9	13.2	28.8	7.9	39.8
Other	1.5	2.7	3.4	9.5	2.7	12.0
Return & refund	(5.7)	(7.1)	(9.6)	(28.4)	(7.1)	(26.4)

Total Retail Sales	156.2	285.8	424.3	1,047.7	285.8	1,237.4
Distributor Allowances	(73.3)	(134.1)	(198.6)	(493.0)	(134.1)	(578.6)
Handling and Freight Income	13.5	24.5	35.9	89.5	24.5	103.6

Net Sales	96.4	176.2	261.6	644.2	176.2	762.4
Cost of Sales
Inner Nutrition	14.1	25.4	38.0	90.8	25.4	110.9
Outer Nutrition	1.3	2.7	5.0	12.0	2.7	16.1
Literature	1.3	2.9	5.4	11.3	2.9	15.6
Freight, duty and other	4.0	7.2	11.8	26.5	7.2	39.1

Total Cost of Sales	20.7	38.2	60.2	140.6	38.2	181.7

Gross Profit	$75.7	$138.0	$201.4	$503.6	$138.0	$580.7

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     For discussion on derivatives and hedging activities, see Note 2 herein.

     The Company designates certain derivatives as fair value hedges. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in marketing, distribution and administrative expenses and provide offsets to one another.

     The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”). At September 30, 2002, the net loss in OCI was $38,000. All OCI amounts will be reclassified to earnings within 12 months.

9.    RESTRUCTURING RESERVE

     As of the date of the merger, the Company started to implement a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the merger. The accrued severance is for identified employees including executives, corporate functions and administrative support. There may be other employees identified for involuntary termination to complete the plan and, if so, an additional amount of severance will be accrued and goodwill will increase. Actions required by the plan of termination began immediately after consummation of the transaction and the period of time to complete the plan will not extend past 12 months after the merger date.

     The following table summarizes the activity in the Company’s restructuring accrual:

Accrual made as of July 31, 2002	$10.2
Payments made	3.1

Balance at September 30, 2002	$7.1

10.    SUPPLEMENTAL INFORMATION

     The consolidated financial statement data, as of September 30, 2002 and the two months ended September 30, 2002 has been aggregated by entities that guarantee the Senior Subordinated Notes (the “Guarantors”) and entities that do not guarantee the Senior Subordinated Notes (the “Non-Guarantors”). The Guarantors include the Parent, Lux Holdings, Lux Intermediate, Lux CM (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (other than Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”). All other subsidiaries are Non-Guarantors.

     The consolidated financial statements of the Predecessor for the seven months ended July 31, 2002 and the nine months ended September 30, 2001 include the accounts of Herbalife and its subsidiaries.

     Consolidating condensed statements of income for the periods of July 1 to July 31, 2002, August 1 to September 30, 2002, quarter ended September 30, 2002 and nine months ended September 30, 2002 are summarized as follows:

	July 1 to July 31, 2002 (in millions)

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	$82.4	$23.1	$(9.1)	$96.4
Cost of sales	—	18.7	10.8	(8.8)	20.7
Royalty overrides	—	20.6	13.3	—	33.9
Marketing, distribution & administrative expenses	—	24.2	7.4	—	31.6
Merger transaction expenses	$50.7	—	—	—	50.7
Equity in Subsidiary (Income) loss	(5.9)	—	—	5.9	—
Interest expense – net	—	(0.3)	—	—	(0.3)
Intercompany charges	(1.1)	10.8	(9.7)	—	—

Income before income taxes and minority interest	(43.7)	8.4	1.3	(6.2)	(40.2)
Income taxes	(19.9)	3.0	0.8	—	(16.1)

Income before minority interest	(23.8)	5.4	0.5	(6.2)	(24.1)
Minority interest	—	—	—	—	—

NET INCOME	$(23.8)	$5.4	$0.5	$(6.2)	$(24.1)

	August 1 to September 30, 2002 (in millions)

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	—	$150.8	$39.3	$(14.0)	$176.1
Cost of sales	—	—	34.9	17.7	(14.5)	38.1
Royalty overrides	—	—	40.3	21.5	—	61.8
Marketing, distribution & administrative expenses	—	$1.2	38.8	13.9	—	53.9
Merger transaction expenses	—	—	—	—	—	—
Equity in Subsidiary (Income) loss	$(5.5)	(12.6)	(0.2)	—	18.3	—
Interest expense – net	—	12.7	(0.2)	0.1	—	12.6
Intercompany charges	—	(2.0)	17.3	(15.3)	—	—

Income before income taxes and minority interest	5.5	0.7	19.9	1.4	(17.8)	9.7
Income taxes	—	(4.8)	8.0	0.7	—	3.9

Income before minority interest	5.5	5.5	11.9	0.7	(17.8)	5.8
Minority interest	—	—	—	—	—	—

NET INCOME	$5.5	$5.5	$11.9	$0.7	$(17.8)	$5.8

	Quarter Ended September 30, 2001

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	$220.1	$59.1	$(17.6)	$261.6
Cost of sales	—	53.7	24.5	(18.0)	60.2
Royalty overrides	—	61.2	29.1	—	90.3
Marketing, distribution & administrative expenses	$0.5	66.2	19.3	2.2	88.2
Merger transaction expenses	—	—	—	—	—
Equity in Subsidiary (Income) loss	(13.1)	1.7	—	11.4	—
Interest expense – net	—	(0.8)	0.1	—	(0.7)
Intercompany charges	(2.3)	20.7	(18.4)	—	—

Income before income taxes and minority interest	14.9	17.4	4.5	(13.2)	23.6
Income taxes	0.8	6.5	2.2	—	9.5

Income before minority interest	14.1	10.9	2.3	(13.2)	14.1
Minority interest	—	0.1	—	—	0.1

NET INCOME	$14.1	$10.8	$2.3	$(13.2)	$14.0

	January 1 to July 31, 2002 (in millions)

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	$551.3	$142.5	$(49.6)	$644.2
Cost of sales	—	128.1	63.2	(50.7)	140.6
Royalty overrides	—	147.3	79.9	—	227.2
Marketing, distribution & administrative expenses	$(0.8)	165.9	42.3	—	207.4
Merger transaction expenses	54.7	—	—	—	54.7
Equity in Subsidiary (Income) loss	(36.4)	(0.5)	—	36.9	—
Interest expense – net	—	(1.8)	0.4	—	(1.4)
Intercompany charges	(7.5)	62.9	(55.4)	—	—

Income before income taxes and minority interest	(10.0)	49.4	12.1	(35.8)	15.7
Income taxes	(18.6)	19.9	5.0	—	6.3

Income before minority interest	8.6	29.5	7.1	(35.8)	9.4
Minority interest	—	0.2	—	—	0.2

NET INCOME	$8.6	$29.3	$7.1	$(35.8)	$9.2

	Nine Months Ended September 30, 2001 (in millions)

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	$654.8	$162.8	$(55.2)	$762.4
Cost of sales	—	165.3	68.5	(52.1)	181.7
Royalty overrides	—	180.5	86.3	—	266.8
Marketing, distribution & administrative expenses	$0.3	206.7	52.6	2.2	261.8
Merger transaction expenses	—	—	—	—	—
Equity in Subsidiary (Income) loss	(39.8)	—	—	39.8	—
Interest expense – net	—	(3.2)	0.1	—	(3.1)
Intercompany charges	2.8	51.8	(54.5)	(0.1)	—

Income before income taxes and minority interest	36.7	53.7	9.8	(45.0)	55.2
Income taxes	(1.2)	19.0	4.3	—	22.1

Income before minority interest	37.9	34.7	5.5	(45.0)	33.1
Minority interest	—	0.5	—	—	0.5

NET INCOME	$37.9	$34.2	$5.5	$(45.0)	$32.6

Consolidating condensed balance sheet data as of September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30, 2002 (in millions)

	Parent	Herbalife	Subsidiary			Total
	Guarantors	International, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

CURRENT ASSETS:
Cash and marketable securities	—	$0.3	$48.2	$28.7	—	$77.2
Receivables	—	—	20.4	9.7	—	30.1
Intercompany receivables	—	(8.0)	33.4	(25.4)	—	—
Inventories	—	—	45.4	15.8	$(4.6)	56.6
Other Current Assets	—	5.2	41.2	3.9	—	50.3

Total current assets	—	(2.5)	188.6	32.7	(4.6)	214.2
Property, net	—	(2.2)	42.0	10.8	—	50.6
OTHER NON-CURRENT ASSETS	$198.3	567.2	59.0	3.4	(219.9)	608.0

TOTAL ASSETS	$198.3	$562.5	$289.6	$46.9	$(224.5)	$872.8

CURRENT LIABILITIES:
Accounts Payable	—	—	$19.4	$4.1	—	$23.5
Royalties Overrides	—	$(2.0)	43.6	20.4	—	62.0
Accrued compensation and expenses	—	6.3	55.5	16.7	—	78.5
Other current liabilities	—	22.1	18.1	3.7	—	43.9

Total current liabilities	—	26.4	136.6	44.9	—	207.9
NON-CURRENT LIABILITIES	—	432.1	34.7	0.6	—	467.4
MINORITY INTEREST	—	—	—	—	—	—
STOCKHOLDERS’ EQUITY	$198.3	104.0	118.3	1.4	$(224.5)	197.5

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$198.3	$562.5	$289.6	$46.9	$(224.5)	$872.8

	December 31, 2001 (in millions)

	Herbalife	Subsidiary			Total
	International, Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

CURRENT ASSETS:
Cash and marketable securities	$0.2	$167.3	$33.7	—	$201.2
Receivables	—	21.1	6.5	—	27.6
Intercompany receivables	184.9	(150.0)	(34.9)	—	—
Inventories	—	57.6	20.7	$(6.1)	72.2
Other Current Assets	—	36.6	5.5	—	42.1

Total current assets	185.1	132.6	31.5	(6.1)	343.1
Property, net	—	48.3	12.4	—	60.7
OTHER NON-CURRENT ASSETS	0.9	60.0	7.0	(1.4)	66.5

TOTAL ASSETS	$186.0	$240.9	$50.9	$(7.5)	$470.3

CURRENT LIABILITIES:
Accounts Payable	—	$14.0	$5.8	—	$19.8
Royalties Overrides	—	42.6	15.6	—	58.2
Accrued compensation and expenses	—	45.1	13.8	—	58.9
Other current liabilities	$17.6	3.3	7.5	—	28.4

Total current liabilities	17.6	105.0	42.7	—	165.3
NON-CURRENT LIABILITIES	3.8	38.0	0.6	—	42.4
MINORITY INTEREST	—	1.7	—	—	1.7
STOCKHOLDERS’ EQUITY	164.6	96.2	7.6	$(7.5)	260.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$186.0	$240.9	$50.9	$(7.5)	$470.3

Consolidating condensed statement of cash flows data for the periods of January 1 to July 31, 2002, August 1 to September 30, 2002, and nine months ended September 30, 2001 is summarized as follows:

	January 1 to July 31, 2002

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$32.0	$46.9	$(2.1)	$(38.9)	$37.9
Net cash provided by (used in) investing activities	(10.5)	26.9	1.3	1.3	19.0
Net cash provided by (used in) financing activities	(21.5)	(40.4)	(11.0)	37.6	(35.3)
Effect of exchange rate changes on cash	—	(0.6)	1.6	—	1.0
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$178.1	$23.5	—	$201.8

	August 1 to September 30, 2002

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$5.6	$146.4	$(120.0)	$10.6	$(25.9)	$16.7
Net cash provided by (used in) investing activities	(5.5)	(660.6)	(8.0)	(0.4)	21.7	(652.8)
Net cash provided by (used in) financing activities	—	514.4	(2.4)	(4.7)	4.2	511.5
Effect of exchange rate changes on cash	—	—	(0.8)	(0.4)	—	(1.2)
Cash at beginning of period	—	0.2	178.1	23.5	—	201.8

Cash at end of period	$0.1	$0.4	$46.9	$28.6	—	$76.0

	Nine Months Ended September 30, 2001

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$21.4	$89.4	$15.4	$(46.9)	$79.3
Net cash provided by (used in) investing activities	(23.5)	(9.6)	(2.1)	23.8	(11.4)
Net cash provided by (used in) financing activities	2.1	(14.4)	(10.4)	23.1	0.4
Effect of exchange rate changes on cash	—	(4.1)	(1.3)	—	(5.4)
Cash at beginning of period	0.2	70.1	40.0	—	110.3

Cash at end of period	$0.2	$131.4	$41.6	—	$173.2

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     On July 31, 2002, Herbalife was acquired by an investor group led by Whitney and Golden Gate, together with selected members of Herbalife’s distributor organization and senior management, in accordance with the terms of a Merger Agreement.

     Brian L. Kane and Carol Hannah were appointed Co-Presidents as part of a management reorganization in September 2002. Ms. Hannah has been with Herbalife for almost 18 years and worked closely with Mr. Hughes for many years until his untimely death in May 2000. Ms. Hannah previously held the position of Executive Vice President, Sales, with responsibility for managing distributor relationships. Mr. Kane has been with Herbalife for almost 10 years, most recently serving as the Chief Operating Officer with responsibility for global operations. He will continue to perform those duties. William D. Lowe, Senior Vice President, Finance and Treasury, has been with Herbalife for almost 5 years. As part of the recent management reorganization, he will have responsibility for all financial operations, pricing and strategic planning.

     Subsequent to the merger, as of September 19, 2002, the employment of Frank Tirelli, then President and Chief Executive Officer, and Doug Sages, then Executive Vice President, Chief Administrative Officer and Chief Financial Officer was terminated by the Company. We have not entered into separation arrangements with Messrs. Tirelli and Sages as of this time.

     For discussion on the merger and related financing transactions, see Notes 1 and 4 in the notes to the consolidated financial statements contained herein.

Critical Accounting Estimates

     The Company’s accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements contained herein. The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

     Allowances for product returns are provided at the time the product is shipped. This accrual is based upon historic trends and experience. If the actual product returns differ from past experience, changes in the allowances are made.

     The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

     Contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company records an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires the Company to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on the Company’s financial condition and operating results.

     Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and reduced by a valuation allowance. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards are dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

     As a result of the merger, the unaudited financial statements consist of financial information from Herbalife and its subsidiaries (the “ Predecessor”) and the Parent and its subsidiaries (the “Successor” or the “Company”). For the purposes of management’s discussion and analysis of financial condition and results of operations, (i) financial information for the Predecessor and Successor have been combined where applicable to compare quarter and year to date information and (ii) the term “Company “ refers to Herbalife International, Inc. and subsidiaries for periods through July 31, 2002 and to the Parent and subsidiaries for periods subsequent to July 31, 2002.

Results of Operations

							Nine Months	Nine Months
	2002		Quarter 2002	Quarter 2001	2002		2002	2001

							Total for the
	July 1	August 1	Total for the	Quarter	January 1	August 1	nine months	Nine months
	to	to	quarter ended	ended	to	to	ended	ended
	July 31	September 30	September 30	September 30	July 31	September 30	September 30	September 30

	(Predecessor)	(Successor)		(Predecessor)	(Predecessor)	(Successor)		(Predecessor)
Retail sales	$156,220,000	$285,800,000	$442,020,000	$424,317,000	$1,047,690,000	$285,800,000	$1,333,490,000	$1,237,417,000
Distributor allowances on product purchases	(73,335,000)	(134,126,000)	(207,461,000)	(198,557,000)	(492,997,000)	(134,126,000)	(627,123,000)	(578,570,000)
Handling & freight income	13,521,000	24,501,000	38,022,000	35,827,000	89,495,000	24,501,000	113,996,000	103,523,000

Net sales	96,406,000	176,175,000	272,581,000	261,587,000	644,188,000	176,175,000	820,363,000	762,370,000
Cost of sales	20,747,000	38,145,000	58,892,000	60,232,000	140,553,000	38,145,000	178,698,000	181,698,000

Gross Profit	75,659,000	138,030,000	213,689,000	201,355,000	503,635,000	138,030,000	641,665,000	580,672,000
Royalty overrides	33,862,000	61,789,000	95,651,000	90,251,000	227,233,000	61,789,000	289,022,000	266,777,000
Marketing, distribution & administrative expenses	31,642,000	53,930,000	85,572,000	88,161,000	207,390,000	53,930,000	261,320,000	261,738,000
Merger transaction expenses	50,673,000	—	50,673,000	—	54,708,000	—	54,708,000	(3,059,000)
Interest expenses (income) — net	(335,000)	12,622,000	12,287,000	(664,000)	(1,364,000)	12,622,000	11,258,000	(3,059,000)

Income (loss) before income taxes and minority interest	(40,183,000)	9,689,000	(30,494,000)	23,607,000	15,668,000	9,689,000	25,357,000	55,216,000
Income taxes	(16,074,000)	3,875,000	(12,199,000)	9,443,000	6,267,000	3,875,000	10,142,000	22,086,000

Income (loss) before minority interest	(24,109,000)	5,814,000	(18,295,000)	14,164,000	9,401,000	5,814,000	15,215,000	33,130,000
Minority interest	—	—	—	138,000	189,000	—	189,000	499,000

NET INCOME (LOSS)	(24,109,000)	5,814,000	(18,295,000)	14,026,000	9,212,000	5,814,000	15,026,000	32,631,000

     Throughout this report, “retail sales” represent the gross sales amounts reflected on the Company’s invoices to its distributors. The Company does not receive the amount reported as “retail sales,” and the Company does not monitor the actual retail prices charged for its products. “Net sales” represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices and handling and freight income. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms to these importers. The Company’s “gross profit” consists of net sales less “cost of sales,” consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

     “Royalty overrides” consist of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President’s Team Bonus payable to some of the Company’s most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. These payments generally represent compensation to distributors for the development and retention of the distributor sales organizations. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide.

     The Company’s use of “retail sales” in reporting financial and operating data reflects the fundamental role of “retail sales” in its accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company’s products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by the Company to calculate, among other things, royalty overrides and “volume points” earned by distributors. Volume points are point values assigned to each of the Company’s products that are equal in all countries and are used as a supervisor qualification criteria. In addition, the Company relies upon “retail sales” data reflected in daily sales reports to monitor results of operations in each of its markets.

     The significance of the Company’s “net sales” is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance and adding the handling and freight income. Accordingly, factors that affect “retail sales” generally have a corresponding and proportionate effect on “net sales.” To the extent the ratio of “net sales” to “retail sales” varies from period to period, these variances have resulted principally from sales of the Company’s distributor kits and other educational and promotional materials, for which there are no distributor allowances, and increased sales of product on which the Company offers reduced distributor allowances.

     The Company’s results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company’s ability in the future to attract and retain new distributors and to further penetrate its existing markets through the introduction of additional and new products into its markets.

Comparison of Third Quarter 2002 to 2001

     Retail sales for the three months and nine months ended September 30, 2002 increased 4.2% and 7.8% to $442.0 million and $1,333.5 million, respectively, as compared to sales of $424.3 million and $1,237.4 million for the corresponding periods in 2001.

Retail Sales by Geographical Segments (Dollars in Millions):

	Three Months Ended September 30,					Nine Months Ended September 30,

			%	% Change in			%	% Change in
	2002	2001	Change	Local Currency	2002	2001	Change	Local Currency

Asia/Pacific Rim	$134.9	$152.6	(11.6%)	(14.8% )	$403.9	$424.9	(4.9%)	(0.8% )
Europe	140.4	112.8	24.5%	15.1%	408.0	340.1	20.0%	21.3%
The Americas	166.7	158.9	4.9%	9.5%	521.6	472.4	10.4%	12.0%

Total Retail Sales	$442.0	$424.3	4.2%	2.3%	$1,333.5	$1,237.4	7.8%	10.2%

     Retail sales in Asia/Pacific Rim decreased $17.7 million and $21.0 million, or 11.6% and 4.9%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decline was primarily due to a year-over-year decline in Japan, partially offset by increases in Australia, Taiwan and Thailand. In local currency, retail sales for Asia/Pacific Rim decreased by 14.8% and 0.8% for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Japan and South Korea continued to be the two most significant countries in the region. They contributed 65% and 66%, respectively, of the region’s retail sales for the three months and nine months ended September 30, 2002. Retail sales in Japan decreased $18.0 million and $45.9 million, or 23.3% and 20.2%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Japan sales continued to be impacted by a sluggish economy and strong competition. Retail sales in South Korea decreased $6.3 million and increased $2.9 million, or 18.5% and 3.5%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001.

     Retail sales in Europe increased $27.6 million and $67.9 million, or 24.5% and 20.0%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase reflected strong product demand in the region. In local currency, retail sales in Europe increased 15.1% and 21.3% for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Germany and Italy continued to be the two most significant countries in the region. They contributed 37% and 38%, respectively, of the region’s retail sales for the three months and nine months ended September 30, 2002. Retail sales in Germany increased $6.4 million and $20.2 million, or 32.2% and 35.0%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The sales increase in Germany was partly due to the strong local distributor leadership and positive sales momentum. Retail sales in Italy decreased $0.1 million and $5.9 million, or 0.4% and 7.3%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Italy’s lower than expected performance is in part due to a divided distributor leadership.

     Retail sales in The Americas increased $7.8 million and $49.2 million, or 4.9% and 10.4%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same period in 2001. In local currency, retail sales in The Americas increased 9.5% and 12.0% for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The United States and Mexico continued to be the two most significant countries in the region. They contributed 87% and 88%, respectively, of the region’s retail sales for the three and nine months ended September 30, 2002. Retail sales in the United States increased $4.3 million and $35.4 million, or 3.8% and 10.4%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Well-organized distributor sales meetings and a broad distributor leadership contributed to the sales increase in the United States. Retail sales in Mexico also increased by $0.9 million and $8.5 million, or 3.4% and 11.6%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Mexico is benefiting from strategically located distribution centers around the country providing easy and quick access to the Company’s products in addition to strong local leadership and stable local economy.

Retail Sales by Product Segments (Dollars in Millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Inner Nutrition:
Dietary and Nutritional Supplements	$200.4	$193.3	3.7%	$604.2	$551.7	9.5%
Weight Management	196.0	182.7	7.3%	581.5	531.8	9.3%
Outer Nutrition:
Personal Care Products	42.2	41.3	2.2%	134.4	128.5	4.6%
Literature, Promotional and Other	16.2	16.6	(2.4%)	48.9	51.8	(5.6%)
Returns and Refunds	(12.8)	(9.6)	33.3%	(35.5)	(26.4)	34.5%

Total	$442.0	$424.3	4.2%	$1,333.5	$1,237.4	7.8%

     For the three months and nine months ended September 30, 2002, retail sales of the inner and outer nutrition segments increased as compared to the same periods in 2001. The increases were partially offset by a slight decrease in retail sales of the literature, promotional and other and an increase in returns and refunds.

     Returns and refunds increased $3.2 million and $9.1 million for the three months and nine months ended September 30, 2002, respectively. At the end of 2001 and at the beginning of 2002 the Company revised buyback policies by instituting a restocking fee and stopping the refund of packaging and handling. The changes have resulted in a stabilization of the total number of new returns and refunds in the second and third quarter of 2002. South Korea, because of its unique consumer protection laws, continues to have the most returns and refunds. For the nine months ended September 30, 2002, South Korea accounted for approximately 34% of total returns and refunds while the US and Japan accounted for 29% and 13%, respectively.

Operating Information:

     Gross profit was $213.7 million and $641.7 million for the three months and nine months ended September 30, 2002, respectively, compared to $201.4 million and $580.7 million in the same periods of 2001. As a percentage of retail sales, gross profit for the three months and nine months ended September 30, 2002 increased from 47.5% to 48.3% and 46.9% to 48.1%, respectively, as compared to the same period in 2001. The increase in gross profit reflected the realization of product cost savings attributed to new supply contracts initiated in 2001 and a reduction in inventory provision for slow moving and anticipated obsolescence when comparing 2002 periods to 2001 periods.

     Royalty overrides as a percentage of retail sales were 21.6% and 21.7% for the three months and nine months ended September 30, 2002, respectively, as compared to 21.3% and 21.6% for the same periods in 2001. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

     Marketing, distribution and administrative expenses as a percentage of retail sales were 19.4% and 19.6% for the three months and nine months ended September 30, 2002, respectively, as compared to 20.8% and 21.2% in the same periods in 2001. For the three months and nine months ended September 30, 2002, these expenses decreased $2.6 million and $0.4 million to $85.6 million and $261.3 million from $88.2 million and $261.7 million, respectively, in the same periods in 2001. The higher third quarter expenses in 2001 were due to charges of $2.2 million for severance and $3.6 million for non-income tax contingencies for various tax audits.

     In the third quarter of 2002, we recorded $11.7 million relating to fees and $39.0 million of stock option expenses in connection with the merger transaction.

     Income taxes were negative $12.2 million and $10.1 million for the three months and nine months ended September 30, 2002 as compared to $9.4 million and $22.1 million for the same periods of 2001. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both the 2002 and 2001 periods.

     Currency fluctuations had a favorable effect of $1.7 million and an unfavorable effect of $0.8 million on net income for the three and nine months ended September 30, 2002 when recalculating current year net income using last year’s foreign exchange rates. For the three months ended September 30, 2002, the regional effects were $1.2 million unfavorable in the Americas, $0.9 million favorable in the Pacific Rim, and $2.0 million favorable in Europe. For the nine months ended September 30, 2002, the regional effects were $1.3 million unfavorable in the Americas, $0.9 million unfavorable in the Pacific Rim, and $1.4 million favorable in Europe.

     Net loss for the three months ended September 30, 2002 was $18.3 million and net income for the nine months ended September 30, 2002 was $15.0 million compared to net income of $14.0 million and $32.6 million for the same periods in 2001. Excluding the impact of merger transaction expenses, net income for the three months and nine months ended September 30, 2002 would have been $12.1 million and $47.9 million. Net income excluding the impact of merger transaction expenses for the nine months ended September 30, 2002 increased principally because of a 7.8% increase in retail sales and a 1.2% increase in gross profit as a percentage of retail sales.

Liquidity and Capital Resources:

     The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. The Company’s principal source of liquidity is its operating cash flows. A substantial decrease in sales of the Company’s products would reduce the availability of funds.

     For the nine months ended September 30, 2002, net cash provided by operating activities was $54.6 million comprised of net income of $15.0 million, non-cash adjustments to net income of $25.9 million, and changes in operating assets and liabilities of $13.7 million. The change in operating assets and liabilities was mainly due to a decrease in inventory of $14.6 million offset by a $18.8 million increase in prepaid expenses and other current assets.

     Capital expenditures including capital leases for the nine months ended September 30, 2002 were $8.7 million compared to $10.7 million for the same period in 2001. The majority of the 2002 expenditures resulted from investment in management information systems, office facilities and equipment in the United States. The 2001 capital expenditures reflect higher spending primarily due to the development of a new distributor payment system, which was completed in September of 2001.

     As of September 30, 2002, the Company had $6.4 million in working capital. Cash and cash equivalents and marketable securities were $77.2 million at September 30, 2002, compared to $201.2 million at December 31, 2001. In connection with the merger, the Company used $217.1 million to finance the merger and pay related fees and expenses. The Company’s remaining cash of approximately $76 million on September 30, 2002, in addition to liquidity provided from future operating cash flows and a revolving credit facility of $25 million, are expected to be sufficient to meet the Company’s working capital requirements for the foreseeable future.

     In connection with the merger, the Parent and its affiliates consummated certain related financing transactions, including issuing senior subordinated notes in the amount of $165 million, and the entering into of the Senior Credit Facility, consisting of a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million. For further discussion of the financings, see Note 4 in the notes to the consolidated financial statements contained herein.

     As of September 30, 2002, the Company had additional credit facilities of $6.8 million, which supported letters of credit and guarantees.

     Historically, the Company had not been subjected to material price increases by its suppliers. In 2001, the Company’s implementation of multiple source suppliers resulted in price decreases. The Company believes that in the event of price increases, it has the ability to respond to a portion of any price increases by raising the price of its products. The majority of the Company’s purchases from its suppliers generally are made in U.S. dollars, while sales to its distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of the Company’s foreign exchange contracts and other hedging arrangements, see Item 3 of this report.

     For a discussion of certain contingencies that may impact liquidity and capital resources, see Note 5, in the Notes to Consolidated Financial Statements included herein.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of the Company’s primary market risk exposures and derivatives is presented below. Also, see “Note 8, Derivative Instruments and Hedging Activities” in the Company’s consolidated financial statements included herein.

Foreign Exchange Risk

     The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions.

     The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, the Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date

Purchased Puts (Company may sell Yen/Buy USD)	$30,000,000	117.35-120.53	$818,000	Oct-Dec 2002
Written Puts (Company may sell Yen/Buy USD)	$15,000,000	120.21-120.53	($271,000)	Oct-Dec 2002
Written Calls (Counterparty may Buy Yen/Sell USD)	$15,000,000	114.50	($15,000)	Oct-Dec 2002

     Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

     The table below describes the forward contracts that were outstanding at September 30, 2002.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

Buy USD/Sell BRL	9/5/02	$1,000,000	10/7/02	3.1375	$1,161,000
Buy USD/Sell MXP	9/17/02	$10,600,000	10/3/02	10.0025	$10,824,000

     The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary’s operating results.

     All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2002, the total amount of foreign subsidiary cash was $48.7 million, of which $6.1 million was invested in U.S. dollars. At September 30, 2002 the cash balances in Japan and South Korea were $10.6 million and $7.3 million, respectively.

Interest Rate Risk

     The Company currently maintains an investment portfolio of high-quality marketable securities. According to the Company’s investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. The Company does not use derivative instruments to hedge its investment portfolio.

     The Company’s cash equivalents and short-term investments at September 30, 2002 are $1.2 million, invested in high-quality marketable securities.

     The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company’s borrowings as of September 30, 2002. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at September 30, 2002. Interest rate risk related to the Company’s capital leases is not significant.

			Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate	—	—	—	—	—	162,949,000	162,949,000	146,654,000
Average Interest Rate						12.00%
Variable Rate	7,500,000	30,000,000	30,000,000	30,000,000	30,000,000	47,500,000	175,000,000	175,000,000
Average Interest Rate	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%

Item 4.   CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries the Company operates, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors, the ability to attract new distributors and further penetrate existing markets through the introduction of new products and other risks indicated in the Company’s filings with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     See discussion under Note 5 to the Notes to the Consolidated Financial Statements included in Item 1 of this report.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.   OTHER INFORMATION

     None.

Item 6.   (a)   EXHIBIT INDEX

Exhibit
Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)

3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg	(12)

Exhibit
Number	Description	Page No./(Footnote)

	Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010

10.1	Herbalife International, Inc.’s 1991 Stock Option Plan, as amended	(4)

10.2	Herbalife International, Inc.’s 1992 Executive Incentive Compensation Plan, as amended *	(1), (4)

10.3	Form of Individual Participation Agreement relating to Herbalife International, Inc.’s Executive Compensation Plan *	(1)

10.4	Form of Indemnity Agreement between Herbalife International, Inc. and certain officers and directors of the Company *	(1)

10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996 *	(2), (4), (5)

10.6	Office lease agreement between Herbalife International, Inc. and State Teacher’s Retirement System, dated July 20, 1995	(3)

10.7	Herbalife International, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.8	Herbalife International, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.9	Master Trust Agreement between Herbalife International, Inc. and Imperial Trust Company, Inc., effective January 1, 1996 *	(3)

10.10	Herbalife International, Inc.’s 401K Plan, as amended *	(3)

10.11	Herbalife International, Inc.’s Supplemental Executive Retirement Plan *	(6)

10.12	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(7)

10.13	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.14	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.15	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.16	Herbalife International, Inc.’s Management Employee Change in Control Plan, effective June 29, 2000 *	(8)

10.17	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001 *	(9)

10.18	Herbalife International, Inc.’s 2001 Executive Retention Plan, effective March 15, 2001	(9)

10.19	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.20	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.21	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.22	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

Exhibit
Number	Description	Page No./(Footnote)

10.23	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(12)

10.24	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(12)

10.25	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.26	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.27	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)

10.28	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)

10.29	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)

10.30	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(13)

10.31	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(13)

10.32	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(13)

10.33	Bonus Plan of WH Holdings (Cayman Islands) Ltd.	(13)

10.34	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(13)

10.35	Employee Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(13)

99.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

99.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

99.3	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Registration Statement on Form 8-K declared effective by the Security and Exchange Commission on December 12, 1997.(6)Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)	Incorporated by reference to Herbalife International, Inc.’s Registration Statement on Form S-4 (No. 333- ) declared effective by the Securities and Exchange Commission on November 13, 2002.

(14)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2002

WH INTERMEDIATE HOLDINGS LTD.

(Registrant)

By: /s/ WILLIAM D. LOWE

William D. Lowe

Senior Vice President & Principal Financial Officer

CERTIFICATION

I, Brian L. Kane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WH Intermediate Holdings Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ BRIAN L. KANE Brian L. Kane Co-President and Principal Executive Officer

CERTIFICATION

I, Carol Hannah, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WH Intermediate Holdings Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ CAROL HANNAH Carol Hannah Co-President and Principal Executive Officer

CERTIFICATION

I, William D. Lowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WH Intermediate Holdings Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ WILLIAM D. LOWE William D. Lowe Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Page No./(Footnote)

3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(15)
99.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)
99.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)
99.3	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)