Form 10-K
period 2002-12-31
WH INTERMEDIATE HOLDINGS LTD
filed 2003-03-28
CIK 1205298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-101188

WH Intermediate Holdings Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0379050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT

Ungland House, South Church Street
Grand Cayman, Cayman Islands
(Address of principal executive offices) (Zip code)

(310) 410-9600*

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐ Not Applicable

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the common equity held by non-affiliates is inapplicable as the registrant is privately held.

      Number of shares of registrant’s common stock outstanding as of March 1, 2003 was 1.

DOCUMENTS INCORPORATED BY REFERENCE

None

* C/O Principal Financial and Accounting Officer of Herbalife International, Inc.

Forward Looking Statements

      This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services of developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

      Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	our relationships with our distributors;

•	regulatory matters governing our products and network marketing system;

•	adverse publicity associated with our products or network marketing organization;

•	product liability claims;

•	our reliance on outside manufacturers;

•	risks associated with operating internationally, including political uncertainties and foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business;

•	our substantial indebtedness; and

•	our ability to generate sufficient cash.

The Company

      In this document, unless otherwise noted, the words “Company,” “Herbalife,” “we,” “our,” “ours” and “us” refer to Herbalife International, Inc. (“Herbalife”) and its subsidiaries for periods through July 31, 2002 and to WH Intermediate Holdings Ltd. (“WH Intermediate Holdings”) and its subsidiaries for periods subsequent to July 31, 2002. In addition, “Predecessor” refers to Herbalife and its subsidiaries for periods through July 31, 2002 and “Successor” refers to WH Intermediate Holdings and its subsidiaries for periods subsequent to July 31, 2002.

PART I

Item 1.	Business

BACKGROUND AND CORPORATE ORGANIZATION

General

      We are a worldwide marketer of weight management products, nutritional supplements, and personal care products that support our customers’ wellness and healthy lifestyles. We market and sell these products through a global network marketing organization comprised of over one million independent distributors in 56 countries. Throughout our 23-year operating history, the high quality of our products and the effectiveness of our network marketing organization have been the primary drivers of our growth and geographic expansion.

Company History

      WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux CM”), and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”). The Parent and its subsidiaries, including Herbalife, are referred to collectively herein as the Company.

      On July 31, 2002, WH Acquisition merged with and into Herbalife with Herbalife being the surviving corporation. The merger was consummated pursuant to the Agreement and Plan of Merger by and among WH Holdings (Cayman Islands) Ltd., the sole shareholder of the Parent and a Cayman Islands company (“WH Holdings”), WH Acquisition and Herbalife entered into on April 10, 2002 (the “Merger Agreement”). Each stockholder of Herbalife received $19.50 in cash for each share of common stock. The holders of each outstanding option to purchase Herbalife common stock received an amount in cash equal to the excess of $19.50 over the exercise price of such option. As a result of the merger, Herbalife was delisted from the NASDAQ National Market.

      Herbalife was founded in 1980 by entrepreneur Mark Hughes, as part of his search for safe and effective alternatives to weight management solutions then in the market. We began to use the direct selling channel in the early days of Herbalife. Our distributor base grew quickly, by increasing penetration in the United States and by expanding abroad. Throughout the 1980’s, we began operations in other English-speaking countries such as Canada, the United Kingdom, Australia and New Zealand, and subsequently entered several of our larger international markets including Mexico (1989), Germany (1991), Italy (1992), Japan (1993) and South Korea (1996). In conjunction with our entry into new markets, we expanded our product portfolio with new product introductions to our inner nutrition category and introduced our personal care product line in 1995.

Business Strategy

      Our business strategy is comprised of the following principal elements:

      Increase Market Penetration. Historically, we focused on expanding our network marketing organization to new countries and focused less on internal growth within our existing markets. While this strategy achieved rapid sales growth, it did not always achieve sustainable sales levels in several countries. As a result, we have re-evaluated our country sales strategy and are refining sales and marketing initiatives to place a greater emphasis on increased penetration of existing markets. In certain instances we may increase the availability of our existing products in those markets where we currently offer only a small percentage of our full product line. We believe this will drive sales growth through increased penetration in each of our country markets around the world.

      Increase Distributor Productivity and Retention. We recognize that in addition to high-quality products and a rewarding distributor compensation plan, the success of our business depends on the support and training of our distributors. We are strengthening our distributor support services by enhancing customer service capabilities at our call centers, offering greater business-building opportunities through the Internet, creating new business support initiatives and offering enriched reward recognition programs. To further enhance distributor productivity and improve retention, we are developing new educational training programs aimed at assisting distributors with their sales, marketing and recruiting techniques. Extensive training opportunities enable distributors to not only develop invaluable business-building and leadership skills, but also to become experts in our products and offer customers sound advice on weight management, nutrition and personal care. By placing a top priority on training, we build credibility among our distributors and further establish Herbalife as an industry leader.

      Increase Brand Recognition with Science Based Weight Management and Wellness Products. Our underlying initiative is to continue to expand our reputation as an industry leading and well-respected company committed to scientific research and focused on weight management, complete wellness and a healthier way of life. We are well positioned to take advantage of current worldwide consumer trends indicating that individuals are turning more and more to nutritional supplements for weight management, fitness and age-related health concerns. The core of this strategy is accomplished through the rationalizing of our products around a central wellness platform — with core product groups built around various life stages (for example, “Healthy Children,” “Healthy Men,” “Healthy Women,” and “Healthy Aging”). We will lead the way in developing new scientific standards in the fields of nutrition and herbal medicine that will ultimately help make a difference in people’s lives through highly effective herbal approaches to weight management and optimum wellness.

      Improve Supply Chain Management. Historically, we purchased all of our weight management and nutritional supplement products from a single supplier. In 2000, we reevaluated our product supply strategy and began purchasing products from multiple suppliers. Our new supply chain management strategy is focused on several key objectives, including: (i) production of the highest quality products practicable, (ii) reduction in total inventory levels, (iii) reduction in product manufacturing costs, reduction in total delivery and (iv) improved product availability. We are accomplishing these objectives through the diversification of our supplier base to multiple companies around the world and improved technology tools.

      Improve Margins through Expense Management. During the past year, we began to implement certain product manufacturing and other sustainable expense reduction initiatives that have already resulted in significant improvements in our financial performance. We are focused on realizing savings through cost control of corporate expenses and continued focus on the implementation of the above initiatives. Through these initiatives and our improvement in sales, we have improved our operating income before merger/ buy-out transaction expenses from $70.4 million (6.5% of net sales) in 2000 to $128.3 million (11.7% of net sales) in 2002. We believe the combination of reduced production costs, reductions in corporate spending and lower inventory will continue to enhance profitability and cash flow.

Product Overview

      We focus on delivering a complete wellness program and way of life to our customers through our diverse product portfolio. Our products are designed to appeal to the growing number of consumers who seek to live a healthy lifestyle. We group our products into two broad categories: inner nutrition, which consists of weight management and nutritional supplements and outer nutrition, which represents personal care products. We also market literature and promotional materials designed to support our distributors. Our products are often sold in programs, which are comprised of a series of related products designed to achieve a common wellness or health result, simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. While our growth strategy includes the introduction of new products, we have not been dependent on new product introductions for sales growth.

      The following chart summarizes our retail sales information by product category during the indicated periods.

	Product Sales by Category Year Ended December 31,

	2002		2001		2000

	Retail	Percent	Retail	Percent	Retail	Percent
Product Category	Sales	of Sales	Sales	of Sales	Sales	of Sales

	(Dollars in millions)
Nutritional Supplements	$797.7	44.8%	$744.6	45.0%	$771.2	43.7%
Weight Management Products	779.8	43.8	707.9	42.7	742.3	42.1
Personal Care Products	182.0	10.2	178.2	10.8	200.6	11.4
Literature, Promotional and Other	19.7	1.2	25.5	1.5	50.8	2.8

Total	$1,779.2	100.0%	$1,656.2	100.0%	$1,764.9	100.0%

      Weight Management Products. We believe that our products have helped millions of people manage their weight safely and effectively for 23 years by providing our customers with numerous weight management products. Among the products we offer are meal replacement products, herbal appetite suppressants and a variety of healthy snacks designed to provide nutritional support between meals.

      Nutritional Supplements. We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains high-quality herbs, vitamins, minerals and other natural ingredients and focuses on the specific lifestages and lifestyles of our customers, including females, males, children, the elderly, athletes and others.

      Personal Care Products. Rich in botanical compounds, these products are marketed to protect, nourish, smooth, camouflage, improve and soothe the body, skin and hair of our customers. They provide both cosmetic enhancement and outer nutrition for the skin and body and preservation of youthful appearance and are designed to make customers look and feel their best.

      Literature, Promotional and Other. We also sell literature, promotional materials and distributor kits (called “International Business Packs”). Historically, product returns and buy-backs have not been significant. Product returns, refunds and buy-backs approximated 2.4%, 2.5% and 1.6% in 2002, 2001 and 2000, respectively.

Product Manufacturing and Development

      New product ideas have in the past been derived from a number of sources, including trade publications, scientific and health journals, our executives, staff and consultants and outside parties. Going forward, we intend this process to be enhanced by our Scientific Advisory Board, which will include leading scientists, and our Medical Advisory Board which will include leading medical doctors, from around the world. In early 2003, we contributed to the establishment by UCLA of the Mark Hughes Cellular and Molecular Nutritional Laboratory (the “Lab”) at the UCLA Center for Human Nutrition. The Lab’s mission is to advance nutritional science to new levels of understanding by using the most progressive research and development technologies available. The Lab will enable UCLA researchers for the first time to fingerprint herbs and to couple this with tests of the effects of herbs on living cells. The Company intends to take full advantage of the expertise at UCLA and other major universities by committing to support research that will utilize herbs that have been identified and profiled using these state-of-the-art techniques.

      All of our products are manufactured by outside companies, with the exception of products distributed in and sourced from China where we have our own manufacturing facility. For a number of years, a substantial majority of weight management products and nutritional supplements were manufactured and sold to us by a single supplier. However, beginning in 2000, we diversified our weight management products and nutritional supplements sourcing to multiple manufacturers. We have established excellent relationships with these manufacturers and obtained improvements in supply services, product quality and product delivery. We own the proprietary rights to substantially all of our weight management products and dietary and nutritional supplements.

Product Return and Buy-Back Policies

      In most markets, our products include a customer satisfaction guarantee. Under this guarantee, within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it to the distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, distributors may obtain replacements from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program, pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as a Herbalife distributor, returns the product in marketable condition within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems.

Network Marketing System

      General. Our products are distributed through a global network marketing organization comprised of over one million independent distributors in 56 countries as of December 31, 2002, except in China where our sales are regulated to be conducted on a wholesale basis to local retailers. Included in the number of active distributors as of February 2003 are distributors and supervisors whose distributorships were terminated subsequent to January 31, 2003 but who may have renewed, or in the future may renew, their distributorships. This is consistent with our established internal policies and past practices.

      We believe that the direct-selling distribution channel is ideally suited to selling our products, because sales of wellness and weight management products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact enhances (i) the education of consumers in the weight management and nutrition markets and (ii) the motivation of consumers to begin and maintain weight management programs for healthy living. In addition, our distributors use Herbalife’s products themselves providing first-hand testimonial proof of product effectiveness, which serves as a powerful sales tool.

      We seek to provide our distributors attractive and flexible income and career opportunities by selling our high-quality products. Our distributors have the opportunity to earn income and receive non-financial rewards designed to motivate and recognize individual achievement. As a result, we believe the income opportunity provided by our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue non-conventional, part-time employment opportunities. Our distributors, who are independent contractors, earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their downline organizations. We believe our network marketing system provides an attractive income opportunity relative to other network marketing companies.

      In connection with the Merger, we entered into an agreement with our distributors that no material changes adverse to the distributors will be made to the existing marketing plan and that we will continue to distribute our products exclusively through our independent distributors.

      Structure of the Network Marketing System. To become a distributor, a person must be sponsored by an existing distributor, except in China where no sponsorship is allowed. To become a supervisor or qualify for a higher level, distributors must achieve specified product volume or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. Supervisors may then attain higher levels, which consist of the Global Expansion Team, the Millionaire Team and the President’s Team, by earning increasing amounts of royalty overrides based on purchases by distributors within their organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network are responsible for generating a substantial portion of our sales and for recruiting a substantial number of our distributors.

      The following table sets forth the approximate number of our supervisors at the dates indicated:

	February *

	2003	2002	2001	2000	1999

Approximate number of supervisors	173,000	172,000	165,000	160,000	147,000

*	In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. We rely on distributors’ certifications as to the amount and source of their product purchases from other distributors. Although we apply review procedures with respect to the certifications, they are not directly verifiable by us.

      Distributor Earnings. Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own downline organizations may earn (i) royalty overrides, 15% of product retail sales in the aggregate, (ii) production bonuses, 7% of product retail sales in the aggregate and (iii) President’s Team bonus, 1% of product retail sales in the aggregate. Our total pay-out on products subject to distributor royalty overrides (“payout ratio”) is currently approximately 73% of our suggested retail sale price, i.e., 50% distributor allowance plus up to 23% of suggested retail sales prices in royalty overrides and other bonuses. In China, distributors are limited to earn profits from retailing our products by purchasing our products with discounts and rebates up to 50% of suggested retail price and then reselling them to customers.

      Distributors earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

      We seek to expand our distributor base in each market by offering distributors attractive compensation opportunities. We believe our international sponsorship program provides a significant advantage to our distributors as compared with distributors in some other network marketing organizations. This program permits distributors in any country to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals.

      Distributor Training. We conduct over 25,000 training sessions annually on local, regional and global levels to educate and motivate our distributors.

Geographic Areas of Operations

      Our distributors do business in 56 countries located in Asia/ Pacific Rim, Europe and The Americas. Retail sales in those regions represented 30.1%, 31.5% and 38.4%, respectively, of our total retail sales in 2002. The countries in which we currently operate represent approximately 72% of the world’s total population.

      Historically a significant portion of our sales have been from a few large countries. In 2002 our top six countries, accounted for approximately 65% of total retail sales. Over the most recent five years, the top six countries of each year have gone from representing approximately 74% of retail sales in 1998 to 65% of retail sales in 2002.

      Most of our sales outside the US are done in the respective local currencies. In preparing our financial statements, we translate revenues into US dollars using average exchange rates. A movement in the exchange rates will increase or decrease revenues when translated into US dollars. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. Compared to the prior year, 2002 retail sales increased 7%, which almost entirely relates to a volume increase.

      A significant factor contributing to potential sales declines is adverse publicity. We believe that unfavorable press reports are generally based upon a lack of familiarity with us and our network marketing system and often originate from competitive forces in the local market. The effect of occasional adverse publicity has at times also led to increased regulatory scrutiny in some countries, which may also have an adverse effect on sales.

      For a discussion of retail sales trends in our geographic regions in recent periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

Operations

      Our global distribution system features centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers. Distribution and service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about our products, marketing system and upcoming events. In addition, they can showcase the business while improving their selling productivity. Our major distribution warehouses have been automated with “pick-to-light” picking systems which consistently deliver over 99.5% order accuracy and handling systems that provide for inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We have central sales ordering facilities for answering and processing telephone orders. Operators at such centers are capable of conversing in multiple languages.

      Our weight management products, nutritional supplements, and some personal care products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles and Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center or from our Memphis distribution center.

Management Information, Internet and Telecommunication System

      In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (i) a centralized host computer located in Southern California; (ii) local area networks of personal computers within our markets; (iii) an international e-mail system; (iv) a standardized telecommunication system in most of our markets; (v) fully integrated supply chain management system; and (vi) internet websites to provide a variety of online services.

Regulation

      General. In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (ii) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (iii) our network marketing system; (iv) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; and (v) taxation of distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records).

      Products. The formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (i) the FDA, (ii) the FTC, (iii) the Consumer Product Safety Commission (“CPSC”), (iv) the United States Department of Agriculture (“USDA”), (v) the Environmental Protection Agency (“EPA”), and (vi) the United States Postal Service. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of foods, dietary supplements and over-the-counter (“OTC”) drugs, such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice (“CGMP”) regulations for the preparation, packing and storage of foods and OTC drugs. On March 7, 2003, FDA released for comment its proposed CGMP’s for dietary supplements.

      The 1994 Dietary Supplement Health and Education Act (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FFDCA”) concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading. The majority of the products marketed by us are classified as dietary supplements under the FFDCA.

      In January 2000, FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure or function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in guidance to applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. In January 2002, the FDA issued a Structure/ Function Claims Small Entity Compliance Guide, which provided guidance to industry on the requirements that apply to determining whether a claim for a dietary supplement is a structure/ function claim or a disease claim. The Company has continued its efforts to make sure that its dietary supplement product labeling complies with the requirements of the structure or function final rule, which became effective in 2000, as well as with the more recently issued Compliance Guide.

      As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, a number of states have restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids. As a result of these state regulations, during the past several years Herbalife stopped sales of its dietary supplements containing botanical sources of ephedrine alkaloids in those states with significant restrictions on such sales.

      In addition, we have ceased sales of Thermojetics® original green herbal tablets containing ephedrine alkaloids derived from Chinese Ma Huang, as well as Thermojetics® green herbal tablets and Thermojectics®gold herbal tablets (the latter two containing the herb Sida cordifolia which is another botanical source of ephedrine alkaloids).

      The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of our Thermojetics® original green tablet. However, many other companies manufacture products containing various amounts of Ma Huang, and the FDA has on record hundreds of reports of adverse reactions to these products. On September 16, 2002 the FDA changed its policies for notifying companies of anecdotal adverse event reports for dietary supplements. Since then, we have received three special nutritional adverse events reports from the FDA which were not specific to any product.

      In February 2003, the FDA took a number of actions to address concerns that dietary supplements containing ephedra may present significant or unreasonable risks as currently marketed. These actions included releasing a RAND Corporation study on the risks and benefits of ephedra and ephedrine, seeking public comment on new evidence on the health risks associated with ephedra, and soliciting public comment on a proposed warning label to be used on any ephedra products that continue to be marketed. As noted earlier, the Company decided to cease marketing its dietary supplements containing ephedra well before the FDA February 2003 actions.

      On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices in the manufacturing, packing, and holding of dietary supplements. The proposed rule would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plans, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to CGMPs. The Company is evaluating this proposal with respect to its potential impact upon the various contract manufacturers that the Company uses to manufacturer its products. It is important to note that the proposed rule, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final rule that is issued. This will mean that most if not all of the Company’s contract manufacturers will not be fully impacted by the proposed rule until at least 2007.

      In December 1999, we introduced a new line of weight management products that are high in protein and low in carbohydrates. The line, which consists of eight nutritionally balanced high-protein products that are also low in carbohydrates, is called the Thermojetics® HPLC Program. The FDA has not authorized the use of a low carbohydrate claim on the label of individual food products, and therefore we have not made such a claim on the label of any of the eight products that together comprise our Thermojetics® HPLC Program. We believe, however, that it is permissible to accurately describe the entire program as one that is high in protein and low in carbohydrates, and we have elected to do so by virtue of the name that we have selected for this weight management program. In addition, we are exploring other alternatives which do not involve specifically describing the program as low in carbohydrates.

      Some of the products marketed by us are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act (“NLEA”), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product.

      In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

      The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind, including our advertisements, to increased surveillance to ensure compliance with the principles set forth in the guide.

      In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (i) representations concerning our products; (ii) income representations made by us and/ or distributors; (iii) public media advertisements, which in foreign markets may require prior approval by regulators; and (iv) sales of products in markets in which the products have not been approved, licensed or certified for sale.

      In some markets, it is possible that improper product claims by distributors could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

      We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (i) the reformulation of some products not able to be reformulated; (ii) imposition of additional record keeping requirements; (iii) expanded documentation of the properties of some products; (iv) expanded or different labeling; and (v) additional scientific substantiation regarding product ingredients, safety or usefulness.

      Any or all of these requirements could have a material adverse effect on our results of operations and financial condition. All of our officers and directors are subject to a permanent injunction entered in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us and our officers and directors from making specified claims in future advertising of our products and requires us to implement some documentation systems with respect to payments to our distributors. At the same time, the injunction does not prevent us from continuing to make specified claims concerning our products that have been made and are being made, provided that we have a reasonable basis for making the claims.

      We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain ingredients that have been genetically modified (“GM”). In some markets, the possibility of health risks thought to be associated with GM ingredients has prompted proposed or actual governmental regulation. Some of our products contain ingredients that would be or might be classified as having been genetically modified. We cannot anticipate the extent to which regulations in our markets will restrict the use of GM ingredients in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GM ingredients is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to be genetically modified and regulations in our markets significantly restricted the use of GM ingredients in our products, our business could be materially adversely affected.

      In addition, in certain of our markets there has been recent adverse publicity concerning infection of bovine products and by-products by Bovine Spongiform Encephalopathy (“BSE”), which may cause what is commonly referred to as mad cow disease. Certain of our products contain bovine products and/or by-products. We are not aware of any infection or contamination of any of our products by BSE. Should any such infection or contamination be detected, it could have a material adverse effect on our business. Further, even if no such infection or contamination is detected, adverse publicity concerning the BSE risk, or governmental or regulatory developments aimed at combating the risk of BSE contamination by regulating bovine products and/or by-products, could have a material adverse effect on our business.

      Network Marketing System. Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organizations is based on sales of the organization’s products rather than investments in the organizations or other non-retail sales related criteria. When required by law, we obtain regulatory approval of our network marketing system or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

      Through our manuals, seminars and other training materials and programs, we attempt to educate our distributors as to the scope of permissible and impermissible activities in each market. We also investigate allegations of distributor misconduct. Our distributors are independent contractors, and we are unable to monitor directly all of their activities. As a consequence, we cannot be sure that our distributors comply with applicable regulations. Misconduct by distributors in the past has had, and could again have, a material adverse effect on us in a particular market or in general.

      We also are subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc. (“Omnitrition”) was challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

      Transfer Pricing and Similar Regulations. In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

      Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to litigate to reverse the assessments. We and our tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and we are vigorously defending the additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

      In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we anticipate utilizing the majority of our foreign tax credits in the year in which they arise with the unused amount carried forward. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition and operating results.

      Other Regulations. We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on distributors without having to pay social security assessments on behalf of the distributors and without incurring severance obligations to terminated distributors. In some countries, we may be subject to these obligations in any event.

      Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

      Compliance Procedures. As indicated above, Herbalife, our products and our network marketing system are subject, both directly and indirectly through distributors’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

      Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept the individual’s distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

      In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter our distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We, however, are unable to monitor our supervisors and distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

      In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our distributors are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing system, so that extensive adverse publicity about us, our products or our network marketing system may result in increased regulatory scrutiny.

      It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (i) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (ii) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to the market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long-term.

Trademarks

      We use the umbrella trademarks Herbalife, Thermojetics, Dermajetics, and have several other trademarks and tradenames registered in connection with our products and operations. Our trademark registrations are issued through the United States Patent and Trademark Office and in comparable agencies in the foreign countries. We consider our trademarks and tradenames to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas.

Competition

      The business of marketing weight management products, nutritional supplements, and personal care products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

      We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, nutritional supplements, and personal care products, as well as other types of products. Some of our competitors are substantially larger than we are, and have available considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our production bonus program, international sponsorship program and other compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

Employees

      As of December 31, 2002, we had 2,625 full-time employees. These numbers do not include our distributors, who generally are independent contractors rather than our employees. Except for some employees in Mexico and in some European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Item 2.     Properties

      We lease all of our physical properties located in the United States. Our executive offices, located in Century City, California, include approximately 115,000 square feet of general office space under lease arrangements expiring in February 2006. We lease an aggregate of approximately 158,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 150,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through June 2006 and August 2006, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 175,000 square feet. The lease expires in June 2004. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3.     Legal Proceedings

      We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material impact on our financial condition and operating results.

      On or about April 12, 2002, Harbor Finance Partners, allegedly an Herbalife stockholder, filed a purported class action against Herbalife in the District Court of Clark County in the State of Nevada, naming Herbalife, our board of directors and one former director as defendants and alleging a claim of breach of fiduciary duty arising out of the announced merger transaction between Herbalife and WH Holdings. We settled the matter in November 2002 upon payment of Plaintiff’s legal fees of $650,000 which is included in our financial statements.

      Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The complaint was dismissed with leave to amend and the amended complaint was received on January 2, 2003. The amended complaint alleges that specified marketing plans employed by the distributor defendants are illegal, attempts to challenge the legality of Herbalife’s marketing system, and seeks to state causes of action under RICO and various other laws. We moved to dismiss the amended complaint. A hearing on our motion to dismiss the amended complaint is scheduled for April 7, 2003. We believe that we have meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on our financial condition and operating results.

      In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). A second putative class action lawsuit was filed in the same court in August 2001 (Brown v. Herbalife International Inc., et al.). Herbalife has reached an oral settlement to pay plaintiff’s legal fees of $190,000 and Herbalife’s insurance company has agreed to pay 50% of the settlement amount. The settlement remains subject to documentation and court approval for which a hearing date has not yet been set.

      Whitney, one of the two Equity Sponsors (“Equity Sponsors”), has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. Whitney believes it has meritorious defenses to the suit and is vigorously contesting it. In connection with the merger, WH Holdings and Herbalife entered into an Indemnity Agreement with the Equity Sponsors pursuant to which WH Holdings and Herbalife agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Merger, including existing litigation. However, an adverse result in this litigation could have an adverse effect on our financial condition and operating results.

      As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims including four legal actions (three wrongful death cases) seeking to link the ingestion of ephedrine containing products with subsequent medical problems. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our financial condition and operating results given the higher level of self insurance we have accepted. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with an annual deductible of $7.5 million.

      Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material impact on our financial condition and operating results.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      None

Item 6.	Selected Financial Data

      The selected financial data as of and for the five years ended December 31, 2002 have been derived from our audited consolidated financial statements and related notes. The selected financial and operating data should be read in conjunction with “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes included elsewhere in this report.

	2002		2001	2000	1999	1998

	January 1 to	August 1 to	Year ended	Year ended	Year ended	Year ended
	July 31	December 31	Dec 31	Dec 31	Dec 31	Dec 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)

	(Dollars in thousands)
Operations:
Retail sales	$1,047,690	$731,505	$1,656,168	$1,764,851	$1,793,508	$1,644,837
Less — distributor allowances on product purchases	492,997	345,145	774,513	820,723	837,283	778,195
Handling and freight income	89,495	63,164	138,475	141,356	142,660	113,555

Net sales	644,188	449,524	1,020,130	1,085,484	1,098,885	980,197
Cost of sales	140,553	95,001	241,522	268,992	264,909	246,209

Gross profit	503,635	354,523	778,608	816,492	833,976	733,988
Royalty overrides	227,233	159,915	355,225	382,322	397,143	345,200
Marketing, distribution and administrative expenses	207,390	135,324	354,608	363,731	344,260	310,458
Merger/ Buy-out transaction expenses	54,708	—	—	9,498	—	—

Operating income	14,304	59,284	68,775	60,941	92,573	78,330
Interest expense (income) — net	(1,364)	21,435	(3,413)	(2,354)	(1,750)	(2,533)

Income before income taxes and minority interest	15,668	37,849	72,188	63,295	94,323	80,863
Income taxes	6,267	15,140	28,875	25,318	36,314	31,132

Income before minority interest	9,401	22,709	43,313	37,977	58,009	49,731
Minority interest	189	—	725	1,058	1,086	1,233

Net income	$9,212	$22,709	$42,588	$36,919	$56,923	$48,498

Financial Condition:
Working capital		$(3,094)	$177,813	$145,211	$133,137	$120,623
Total assets		843,393	470,335	416,937	415,819	348,183
Total debt		303,999	10,612	8,417	8,380	4,996
Stockholders’ equity		215,346	260,916	222,401	206,602	163,811
Other Data:
Depreciation and amortization	$11,722	$11,424	$18,056	$15,693	$14,001	$15,801
Severance and other	$4,037	—	16,286	—	—	—
Number of Countries		56	53	49	46	42

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a marketer of weight management products, nutritional supplements, and personal care products. We market and sell these products exclusively through a network of independent distributors. We have more than one million distributors marketing and selling our products in 56 countries located throughout Asia/ Pacific Rim, Europe and the Americas.

Recent Developments

      WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux CM”), and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”). The Parent and its subsidiaries, including Herbalife, are referred to collectively herein as the Company.

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

New Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. The adoption of SFAS No. 142, SFAS No. 144, and EITF Issue No. 01-09 had no material impact on the Company’s financial statements.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The adoption of SFAS 145 had no material impact on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have material impact to the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements and its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the potential impact of the adoption of FIN 45 on its financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative method of accounting for stock-based employer compensation. In addition, the statement amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair value based method of accounting for stock-based employee compensation and believes the statement will not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires that Variable Interest Entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the Variable Interest Entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is currently evaluating the potential impact of the adoption of FIN 46 on its financial statements.

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

      Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and reduced by a valuation allowance. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

Results of Operations

      As a result of the merger, the audited financial statements consist of financial information from Herbalife and its subsidiaries (the “Predecessor”) and the Parent and its subsidiaries (the “Successor” or the “Company”). For the purposes of management’s discussion and analysis of financial condition and results of operations, (i) financial information for the Predecessor and Successor have been combined where applicable to compare year to date information and (ii) the term “Company” refers to Herbalife International, Inc. and subsidiaries for periods through July 31, 2002 and to the Parent and subsidiaries for periods subsequent to July 31, 2002.

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

      “Royalty overrides” consist of (i) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (ii) the President’s Team Bonus payable to some of the Company’s most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (iii) other one-time incentive cash bonuses to qualifying distributors. These payments generally represent compensation to distributors for the development and retention of the distributor sales organizations. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide.

      The Company’s use of “retail sales” in reporting financial and operating data reflects the fundamental role of “retail sales” in its accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company’s products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by the Company to calculate, among other things, royalty overrides and “volume points” earned by distributors. Volume points are point values assigned to each of the Company’s products that are equal in all countries and are used as supervisor qualification criteria. In addition, the Company relies upon “retail sales” data reflected in daily sales reports to monitor results of operations in each of its markets.

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

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001. Retail sales for year ended December 31, 2002 increased 7.4% to $1,779.2 million, as compared to retail sales of $1,656.2 million in the prior year.

Retail Sales by Geographical Segments

	Year Ended December 31

			%	% Change in
	2002	2001	Change	Local Currency

	(Dollars in millions)
The Americas	$683.1	$620.2	10.1%	14.0%
Europe	560.3	459.5	21.9%	17.3%
Asia/ Pacific Rim	535.8	576.5	(7.1%)	(6.3%)

Total Retail Sales	$1,779.2	$1,656.2	7.4%	7.8%

      Retail sales in The Americas increased $62.9 million or 10.1% as compared to the prior year. In local currency, retail sales increased by 14.0%. The increase was mainly due to well-organized distributor sales meetings and strong local leadership.

      Retail sales in Europe increased $100.8 million or 21.9% in 2002 as compared to the prior year. In local currency, retail sales in Europe increased 17.3% as compared to 2001. The increase was partly due to strong local distributor leadership and effective lead generation system.

      Retail sales in Asia/Pacific Rim decreased $40.7 million, or 7.1% during 2002 as compared to the prior year. In local currency, retail sales for Asia/Pacific Rim decreased 6.3%. The decline was due to deteriorating economic conditions and the intensified competitive sales environment.

Retail Sales by Product Segments

	Year Ended December 31

	2002	2001	% Change

	(Dollars in millions)
Nutritional Supplements	$797.7	$744.6	7.1%
Weight Management Products	779.8	707.9	10.2%
Personal Care Products	182.0	178.2	2.1%
Literature, Promotional and Other	19.7	25.5	(22.7%)

Total	$1,779.2	$1,656.2	7.4%

      For the year ended December 31, 2002, retail sales of the nutritional supplement, weight management and personal care product segments increased as compared to the prior year. The increases were partially offset by a decrease in retail sales of the literature, promotional and other and an increase in returns and refunds.

Operating Information

      Gross profit was $858.2 million for the year ended December 31, 2002 compared to $778.6 million in the prior year. As a percentage of net sales, gross profit for the year ended December 31, 2002 increased from 76.3% to 78.5% as compared to the prior year. The increase in gross profit reflected the realization of product cost savings attributed to new supply contracts initiated in 2001 and a reduction in the inventory provision for slow moving and anticipated obsolescence when comparing 2002 to 2001.

      Royalty overrides as a percentage of net sales were 35.4% for the year ended December 31, 2002 as compared to 34.8% in the prior year. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

      Marketing, distribution and administrative expenses as a percentage of net sales were 31.3% for the year ended December 31, 2002, as compared to 34.8% in the prior year. For the year ended December 31, 2002, these expenses decreased $11.9 million to $342.7 million from $354.6 million in the prior year. The decrease was due to $9.3 million in charges for non-income tax contingencies for various tax audits in 2001, a $5.4 million decrease in severance expense from 2001 to 2002 and was partially offset by $1.3 million higher foreign exchange losses in 2002.

      In 2002, we recorded $15.7 million relating to fees and $39.0 million of stock option expenses in connection with the merger transaction.

      Net interest expense was $20.1 million for the year ended December 31, 2002 as compared to net interest income of $3.4 million in the prior year. In 2002, the interest expense was mainly related to the term loan and the senior subordinated notes issued to finance the merger transactions.

      Income taxes were $21.4 million for the year ended December 31, 2002 as compared to $28.9 million for the prior year. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2002 and 2001.

      Currency fluctuations had an unfavorable effect of $1.0 million on net income for the year ended December 31, 2002 when recalculating current year net income using last year’s foreign exchange rates. For the year ended December 31, 2002, the regional effects were $3.2 million unfavorable in The Americas, $1.1 million unfavorable in the Pacific Rim, and $3.3 million favorable in Europe.

      Net income for the year ended December 31, 2002 was $31.9 million compared to net income of $42.6 million for the prior year. Excluding the impact of merger transaction expenses and changes in net interest expense, net income for the year ended December 31, 2002 would have been $78.8 million. Net income excluding the impact of merger transaction expenses for the year ended December 31, 2002 increased principally because of a 7.4% increase in retail sales and a 2.2% increase in gross profit as a percentage of net sales.

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000. Retail sales for the year ended December 31, 2001 decreased 6.2% to $1,656.2 million, as compared to retail sales of $1,764.9 million in the prior year.

      Retail sales in Asia/ Pacific Rim decreased $151.4 million, or 20.8%, during 2001 as compared to the prior year. In local currency, retail sales for Asia/ Pacific Rim decreased by 11.7%. The region’s decrease in retail sales in 2001 was primarily due to a decrease of consumer demand and increased competition.

      Retail sales in Europe increased $38.3 million, or 9.1%, in 2001 as compared to the prior year. In local currency, retail sales for Europe increased 13.7%. The increase in the region’s retail sales was primarily due to strong leadership and improved business environment.

      Retail sales in The Americas increased $4.4 million, or 0.7%, in 2001 as compared to the prior year. In local currency, retail sales for The Americas increased by 2.3%. The increase in the region’s retail sales was primarily due to well organized distributor sales meetings and strong leadership.

      For the year ended December 31, 2001, retail sales of all segments decreased as compared to the prior year.

      Gross profit of $778.6 million for 2001 was $37.9 million, or 4.6%, lower than gross profit of $816.5 million in the prior year. As a percentage of net sales, gross profit for 2001 as compared to the same period in the prior year increased from 75.2% to 76.3%. The increase in gross profit as a percentage of net sales was primarily due to product cost savings attributed to new supply contracts initiated in 2001.

      Marketing, distribution and administrative expenses, as a percentage of net sales, were 34.8% for 2001 as compared to 33.5% for 2000. These expenses for the same periods decreased 2.5% to $354.6 million from $363.7 million in the prior year. The decrease was due to cost cutting initiatives in corporate functions and international distribution centers and favorable impact on expenses due to a stronger U.S. dollar. When translating expenses incurred by our foreign subsidiaries into U.S. dollars, a stronger U.S. dollar will result in a lower amount of expense measured in U.S. dollars. Included in the 2001 expenses were $0.5 million in transaction losses related to foreign currency fluctuations, charges of $9.4 million in severance and related expenses and $9.3 million for sales tax and other non-income tax contingencies. Included in the 2000 expenses were $7.7 million in transaction losses related to foreign currency fluctuations, partially offset by a $5 million gain related to a key-man life insurance policy.

      In 2000, we recorded a one-time charge of $9.5 million, relating to fees and expenses in connection with the termination of a proposed buy-out transaction.

      The effect of unfavorable foreign currency fluctuations on net income was mainly due to the Japanese Yen and the Korean Won. The Japanese Yen and the Korean Won weakened against the U.S. dollar in 2001, as compared to the exchange rates in effect during 2000. The effect of foreign currency changes of this nature in countries other than Japan and South Korea was not material to our operations.

      Income taxes of $28.9 million for 2001 increased from $25.3 million in the prior year. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2000 and 2001. During 2001, we restructured certain of our operations, resulting in the U.S. performing additional functions for some of the foreign affiliates. In addition, U.S. expenses associated with both foreign and domestic activities decreased from 2000 to 2001. As a result, the percentage of worldwide income reported as domestic increased to 69.2% in 2001 from 22.4% in 2000.

      Net income for 2001 increased 15.4% to $42.6 million from $36.9 million reported in the prior year, despite the 6.2% decrease in retail sales. The increase was primarily due to: (1) the realization of product cost savings; (2) cost-cutting initiatives in corporate functions and international distribution centers and (3) the one-time charge relating to the terminated buyout transaction in 2000.

Liquidity and Capital Resources

      The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. The Company’s principal source of liquidity is its operating cash flows. A substantial decrease in sales of the Company’s products would reduce the availability of funds.

      For the year ended December 31, 2002, net cash provided by operating activities was $74.3 million comprised of net income of $31.9 million, non-cash adjustments to net income of $17.6 million, and changes in operating assets and liabilities of $24.8 million. The change in operating assets and liabilities was mainly due to a decrease in inventory of $15.0 million and a $12.3 million increase in income taxes payable.

      Capital expenditures including capital leases for the year ended December 31, 2002 were $10.4 million compared to $14.8 million in the prior year. The majority of the 2002 expenditures represented investments in management information systems, office facilities and equipment in the United States. The 2001 capital expenditures reflect higher spending primarily due to the development of a new distributor payment system, which was completed in September of 2001.

      As of December 31, 2002, the Company had a working capital deficit of $3.1 million. Cash and cash equivalents and marketable securities were $65.5 million at December 31, 2002, compared to $201.2 million at December 31, 2001. In connection with the merger, the Company used $217.1 million to finance the merger, merger related transactions and pay related fees and expenses. The Company’s cash of approximately $64 million at December 31, 2002, in addition to liquidity provided from future operating cash flows and a revolving credit facility of $25 million, are expected to be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

      In December 2002, the Company and its lenders amended the Credit Agreement. Under the terms of the amendment, the Company prepaid $40 million of the term loan on December 30, 2002.

      The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due

							2008 and
	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt(1)	$303,999,000	$19,160,000	$27,549,000	$26,797,000	$26,129,000	$26,129,000	$178,235,000
Operating Leases(2)	40,412,000	14,241,000	10,868,000	8,001,000	3,845,000	1,548,000	1,909,000

Total	$344,411,000	$33,401,000	$38,417,000	$34,798,000	$29,974,000	$27,677,000	$180,144,000

(1)	See Note 4 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

      In addition to the commitments noted above, we have several retirement plans for which we have recorded a long-term compensation liability of $32.1 million as of December 31, 2002. We have established an irrevocable trust whose assets are not intended to be reachable by our creditors, and a “rabbi trust” whose assets will be used to pay the benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The values of the assets in the irrevocable trust and the “rabbi trust” were $4.5 million and $27.5 million, respectively, as of December 31, 2002. See Notes 6 and 7 to the Consolidated Financial Statements for a description of these plans. As these amounts will be paid to employees upon retirement or in some cases upon termination of employment, the period in which these benefits will be paid cannot be determined.

      Historically, the Company had not been subjected to material price increases by its suppliers. The Company believes that in the event of price increases, it has the ability to respond to a portion of any price increases by raising the price of its products. The majority of the Company’s purchases from its suppliers generally are made in U.S. dollars, while sales to its distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of the Company’s foreign exchange contracts and other hedging arrangements, see Item 7a.

      For a discussion of certain contingencies that may impact liquidity and capital resources, see the Notes to Consolidated Financial Statements included herein.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risks

      The Company is exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of the Company’s primary market risk exposures and derivatives is presented below. Also, see Notes 2 and 12 in the Company’s consolidated financial statements included herein.

      Foreign Exchange Risk. The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions.

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

      The following table provides information about the details of our option contracts at December 31, 2002 and 2001:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date

At December 31, 2002
Purchased Puts (Company may Sell Yen/Buy USD)
Japanese Yen	$6,000,000	118.43 - 119.68	$66,000	Jan. - Mar. 2003
Japanese Yen	6,000,000	118.03 - 119.30	126,000	Apr. - Jun. 2003

	$12,000,000		$192,000

Purchased Puts(Company may Sell Euro/Buy USD)
Euro	$9,000,000	1.0155 - 1.0300	$52,000	Jan. - Mar. 2003
Euro	9,000,000	1.0155 - 1.0300	159,000	Apr. - Jun. 2003

	$18,000,000		$211,000

At December 31, 2001
Purchased Puts (Company may Sell Yen/Buy USD)
Japanese Yen	$9,000,000	115.30 - 116.18	$1,022,000	Jan. - Mar. 2002
Japanese Yen	9,000,000	114.56 - 115.43	1,042,000	Apr. - Jun. 2002

	$18,000,000		$2,064,000

Written Calls (Counterparty may Buy Yen/Sell USD)
Japanese Yen	$9,000,000	109.00 - 111.50	$—	Jan. - Mar. 2002
Japanese Yen	9,000,000	109.00 - 111.50	(2,000)	Apr. - Jun. 2002

	$18,000,000		$(2,000)

      Foreign exchange forward contracts are also used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

      The table below describes the forward contracts that were outstanding at December 31, 2002 and December 31, 2001:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

At December 31, 2002
Buy US Dollar/ Sell Mexican Peso	12/03/2002	$10,600,000	01/06/2003	10.21	$10,786,000
Buy US Dollar/ Sell Brazilian Real	12/12/2002	1,000,000	01/16/2003	3.74	941,000
At December 31, 2001
Buy Israeli Shekel/ Sell British Pound	12/13/2001	$930,000	06/20/2002	6.12	$897,000
Buy British Pound/ Sell Israel Shekel	12/17/2001	912,000	06/20/2002	6.24	927,000
Buy US Dollar/ Sell British Pound	12/17/2001	956,000	06/20/2002	1.44	950,000
Buy US Dollar/ Sell Indian Rupee	12/28/2001	1,864,000	11/29/2002	51.14	1,851,000

      All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At December 31, 2002, the total amount of foreign subsidiary cash was $43.2 million, of which $6.0 million was invested in U.S. dollars. At December 31, 2002 the cash balances in Japan and South Korea were $11.0 million and $9.8 million, respectively.

      Interest Rate Risk. The Company maintains an investment portfolio of high-quality marketable securities. According to the Company’s investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer, and type of instrument. The Company does not use derivative instruments to hedge its investment portfolio.

      All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term and mainly consist of investments in state and municipal bonds. The fair value of cash equivalents and investments are based on dealer quotes.

      The following table lists our cash equivalents and short-term investments at December 31, 2002 and December 31, 2001:

	December 31, 2002			December 31, 2001

	Average		Fair	Average		Fair
	Interest Rate	Cost	Value	Interest Rate	Cost	Value

Cash equivalents	1.15%	$163,000	$163,000	1.42%	$103,931,000	$103,931,000
Short-term investments	1.22%	1,268,000	1,272,000	1.80%	21,923,000	21,944,000

		$1,431,000	$1,435,000		$125,854,000	$125,875,000

      The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company’s borrowings as of December 31, 2002. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at December 31, 2002. Interest rate risk related to the Company’s capital leases is not significant.

	Expected Maturity Date
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

Long-term Debt
Fixed Rate	—	—	—	—	—	$162,992,000	$162,992,000	$165,000,000
Average Interest Rate						12.00%
Variable Rate	$15,242,000	$26,129,000	$26,129,000	$26,129,000	$26,129,000	$15,242,000	$135,000,000	$135,000,000
Average Interest Rate	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%

      Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate. It provides protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding at December 31, 2002:

	Notional	Cap	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date

At December 31, 2002
Interest Rate Cap	$43,750,000	5%	$142,000	Oct. 2005

Item 8.	Financial Statements and Supplementary Data

      Our financial statements and notes thereto and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Biographical information follows for each person who presently serves as a director and/or an executive officer of WH Intermediate Holdings Ltd. and Herbalife International, Inc., our wholly owned subsidiary (ages are as of February 28, 2003).

Name	Age	Position with the Company

Peter M. Castleman(4)(5)	46	Director, Chairman of the Board
James H. Fordyce(1)(2)(5)	44	Director
John C. Hockin(2)(4)	32	Director
Steven E. Rodgers(1)(4)	31	Director
Jesse Rogers(1)(4)(5)	45	Director
Prescott Ashe(2)	35	Director
Ken Diekroeger(1)	40	Director
Stefan L. Kaluzny(2)(5)	36	Director
Carol Hannah(5)	54	Co-President, Principal Executive Officer, Herbalife International, Inc. and WH Intermediate Holdings Ltd.
Brian L. Kane(5)	56	Co-President, Principal Executive Officer, Herbalife International, Inc. and WH Intermediate Holdings Ltd.
William D. Lowe	53	Senior Vice President, Principal Financial and Accounting Officer, Herbalife International, Inc. and WH Intermediate Holdings Ltd.
Charles L. Orr(2)	59	Director
Henry Burdick(1)(4)	60	Director
Leslie Stanford(3)	45	Director

(1)	Member of the compensation committee of WH Intermediate Holdings Ltd and Herbalife International, Inc.

(2)	Member of the audit committee of WH Intermediate Holdings Ltd. and Herbalife International, Inc.

(3)	Not a director of Herbalife International, Inc.

(4)	Member of the product committee of WH Intermediate Holdings Ltd. and Herbalife International, Inc.

(5)	Member of the executive committee of WH Intermediate Holdings Ltd. and Herbalife International, Inc.

      Peter M. Castleman is the Chairman and Managing Partner of Whitney & Co., LLC, a position that he has held for more than a decade. Prior to joining Whitney over fifteen years ago, Mr. Castleman was with Morgan Stanley & Co. and prior to that with J.P. Morgan & Co., Inc. Mr. Castleman received his MBA from Harvard Business School and his undergraduate degree from Duke University. Mr. Castleman is currently a director of several companies, including Aramiska, B.V. and EMC Holdings, LLC. He was previously a director of numerous other companies including, The North Face, Inc., Advance Paradigm, Eon Labs Inc., and Pharmanex, Inc.

      James H. Fordyce is a partner with Whitney & Co., LLC. Mr. Fordyce is co-head of Whitney’s Mezzanine Debt group. Prior to joining Whitney, Mr. Fordyce was with Heller Financial and prior to that with Chemical Bank. Mr. Fordyce received his MBA from Fordham University and his undergraduate degree from Lake Forest College. Mr. Fordyce currently is a director of several private companies.

      John C. Hockin is a partner with Whitney & Co., LLC and a founding member of Whitney’s San Francisco office. Prior to joining Whitney, Mr. Hockin was with Morgan Stanley & Co., Release Software and

J&J Lids, a company he co-founded and successfully sold. Mr. Hockin received his MBA from Stanford Business School, and his undergraduate degree from Yale University. Mr. Hockin is currently a director of numerous companies, including Grande Communications, Medem, Inc., Global Sight, Inc. and Wavelink Corporation.

      Steven E. Rodgers is a partner with Whitney & Co., LLC where he leads Whitney’s investments in the healthcare industry. Prior to joining Whitney, Mr. Rodgers was with Tiger Management, and prior to that, Alex Brown & Sons Incorporated. Mr. Rodgers received his MBA from Stanford University and his undergraduate degree from Dartmouth College. Mr. Rodgers is currently a director of numerous companies including, HealthMarket, Inc., Symbion, Inc., and SCIREX Corporation.

      Jesse Rogers is a Managing Director of Golden Gate Capital, a San Francisco-based private equity investment firm with approximately $700 million of capital under management. Prior to joining Golden Gate Capital, Mr. Rogers was a partner at Bain & Company for over ten years, where he served as the West Coast head of the consumer products practice and founded Bain & Company’s worldwide Private Equity Group. Mr. Rogers received his MBA from Harvard Business School and his Bachelor of Arts from Stanford University. He is currently a director of several private companies and previously served as a director of Beringer Wine Estates and Bain & Company.

      Prescott Ashe is a Managing Director of Golden Gate Capital. Prior to joining Golden Gate Capital, Mr. Ashe was an investment professional at Bain Capital, which he initially joined in 1991. Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company. Mr. Ashe received his JD from Stanford Law School and his Bachelor of Science in Business Administration from the University of California at Berkeley. He is currently a director of Dynamic Details Incorporated and Integrated Circuit Systems, Inc., as well as several private companies.

      Ken Diekroeger is a Managing Director of Golden Gate Capital. From 1996 to 2000, Mr. Diekroeger was a managing director and partner with American Industrial Partners. Earlier in his career, Mr. Diekroeger was a consultant at Bain & Company. Mr. Diekroeger received his MBA from Stanford University and his Bachelor of Science in Industrial Engineering from Stanford University. He is currently a director of Stanadyne Automotive Corporation and several private companies.

      Stefan L. Kaluzny is a Principal of Golden Gate Capital. Prior to joining Golden Gate Capital, Mr. Kaluzny was the founder and Chief Executive Officer of Delray Farms, a $100 million specialty foods retailer. Prior to Delray Farms, Mr. Kaluzny was a consultant at Bain & Company. Mr. Kaluzny received his MBA from Harvard Business School and his Bachelor of Arts from Yale University. He is currently a director of several private companies.

      Carol Hannah joined Herbalife in November 1984 and currently is Co-President. Previously she held the position of Executive Vice President, Sales. Ms. Hannah has served in various positions, with primary responsibilities in providing sales and training support for Herbalife’s independent distributors. In May 1996, she was promoted to Executive Vice President, Sales Operations and Distributor Services, and in July 2000 to Executive Vice President, Sales, holding that position until September 2002, when she was appointed to her current position. Prior to joining Herbalife, Ms. Hannah held management positions in the retail apparel and catalog industry.

      Brian L. Kane joined Herbalife in May 1993 as Vice President of European Operations. In 1995, Dr. Kane became a Senior Vice President — Worldwide Distribution and in June 2000 he was appointed as Executive Vice President and Chief Operating Officer. Dr. Kane was appointed Co-President in September 2002. Dr. Kane received his Bachelor of Science and Ph.D. in Chemistry from Birmingham University in England, and is a Fellow of the Institute of Marketing (UK). Dr. Kane began his career with Proctor & Gamble and subsequently held senior management positions in health care and consumer products with Richardson-Vicks, Hobson plc and Bristol-Myers Squibb.

      William D. Lowe joined Herbalife in March 1998 and currently is Senior Vice President, Principal Financial and Accounting Officer. In May 2001, Mr. Lowe became the head of Treasury, International Expansion and the Controller’s Office. In September 2001, Mr. Lowe’s responsibilities were expanded to include financial planning, product pricing and travel and in December 2002 to include taxation. Mr. Lowe started his career with Mobil Corporation and for 23 years held senior management positions responsible for foreign exchange risk management, cash and banking, project financings, mergers and acquisitions, asset sales and employee benefits in New York, Tokyo, London, and Fairfax, Virginia. Mr. Lowe received his Bachelor of Arts in Economics from Georgetown University and his MBA in Finance and International Business from Columbia University.

      Charles L. Orr is an independent director and advisor to companies operating in the e-commerce, financial services and direct selling industries. From 1993 through 2000, Mr. Orr was President and CEO of Shaklee Corporation which included the brand names of Harry and David, Jackson and Perkins and Shaklee. His prior business affiliations include CIGNA, Continental Insurance, Federated Investors, RCA Computer Systems, Southwestern Life and Xerox. Mr. Orr received his MBA from The University of Connecticut and Bachelor of Arts from Wesleyan University. He is an advisor to several private companies, a former director of Provident Mutual Life Insurance Company and currently serves as a board member of The Direct Selling Education Foundation.

      Henry Burdick is an independent director. Mr. Burdick was the co-founder of Pharmavite Corporation, the makers of the Nature Made Brand of nutritional supplements. In May 1996, following his retirement from Pharmavite, Mr. Burdick invested in a research and development company called Generation Health. He renamed the company to Pharmanex, and was Chairman and CEO until it was sold in 1998. Mr. Burdick was born in Santiago, Cuba and received a B.A. from California State University at Northridge.

      Leslie Stanford has been an independent Herbalife Distributor for 22 years. A member of the International Chairman’s Club, Ms. Stanford is active with distributors of Herbalife’s products throughout the world. Ms. Stanford has been active in training other Herbalife Distributors around the world, and has served on various strategy and planning groups for Herbalife. She graduated from the University of Alberta, and is involved in various charities including the Herbalife Family Foundation.

Item 11.     Executive Compensation

Director Compensation

      Each independent director of WH Intermediate Holdings Ltd. receives $25,000 per year for services as a director, plus (1) $5,000 for each Board meeting attended by the director, (2) $2,500 for each committee of the Board on which they serve, (3) $3,000 per diem for other meetings and (4) reimbursement of all travel and related expenses. Henry Burdick also receives $20,000 per month for serving as the chairman of the product committee and Chairman of two special committees (responsible for Scientific Advisory Board Committee and Medical Advisory Board Committee). This compensation arrangement is in effect until completion of specific assignments and is subject to periodic Board review. Additionally, each independent director was granted options to purchase 50,000 common shares of WH Holdings (Cayman Islands) Ltd. at a strike price of $0.44 and options to purchase 50,000 common shares of WH Holdings (Cayman Islands) Ltd. at a strike price of $1.76. These options will vest pro rata with 5% on the date of grant and the balance in equal quarterly installments over 19 calendar quarters. In addition the Board granted Henry Burdick options to purchase 300,000 common shares of WH Holdings (Cayman Islands) Ltd. at a strike price of $0.44 and options to purchase 300,000 common shares of WH Holdings (Cayman Islands) Ltd. at a strike price of $1.76. Both of the two grants to Henry Burdick vest one third upon the completion of each assignment of the Special Committee: (1) the establishment of the Scientific Advisory Board, (2) the restructuring of the Medical Advisory Board and (3) the restructuring of the product development process.

      Directors who are employees of WH Holdings or any of its affiliates or have been designated as directors by the affiliates of WH Holdings or its distributors are not independent directors for purposes of director compensation.

Executive Compensation

      Summary Compensation Table. The following table sets forth the annual and long-term compensation of Herbalife’s Chief Executive Officer and each of the four other most highly compensated executive officers of Herbalife (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2000, 2001 and 2002.

					Long-Term Compensation

					Awards
		Annual Compensation
						Securities
				Other Annual	Restricted	Underlying		Payouts	All Other
		Salary	Bonus	Compensation	Stock	Options/		LTIP	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	Award(s)($)	SARs(#)		Payouts($)	($)(3)

Carol Hannah(4)	2002	$777,885	$1,054,688	$—	—	—		—	$3,435,425	(6)
Co-President	2001	752,500	792,000	60,000	—	—		—	476,305
Principal Executive Officer	2000	752,500	568,625	60,000	—	—		—	135,294
Brian L. Kane(4)	2002	$725,384	$982,500	$—	—	—		—	$2,386,977	(5)
Co-President	2001	700,000	792,000	60,000	—	—		—	392,420
Principal Executive Officer	2000	546,875	289,686	60,000	—	—		—	148,092
Francis X. Tirelli(8)	2002	$817,449	$—	$—	—	—		—	$2,414,091	(7)
(resigned September 2002)	2001	151,384	150,000	10,000	—	500,000	(14)	—	1,477
President, Chief Executive	2000	—	—	—	—	—		—	—
Officer And Chairman
of the Board
Bernard O’Brien	2002	$505,000	$140,000	$—	—	300,000		—	$54,384	(9)
Senior Vice President	2001	477,734	101,394	30,000	—	—		—	74,997
Worldwide Manufacturing	2000	442,692	100,500	30,000	—	—		—	70,814
David Kratochvil	2002	$425,961	$125,000	$—	—	300,000		—	$86,428	(10)
Senior Vice President	2001	400,000	95,385	30,000	—	—		—	108,533
Supply Chain Management/ Distributor Operations	2000	376,250	93,812	30,000	—	—		—	68,597
Bruce Peters	2002	$526,923	$125,000	$—	—	300,000		—	$102,214	(11)
Senior Vice President	2001	475,000	94,269	60,000	—	—		—	246,068
Strategic Sales Planning and Analysis	2000	465,661	75,844	60,000	—	—		—	98,906
John Purdy	2002	$380,000	$125,000	$—	—	300,000		—	$178,597	(12)
Senior Vice President	2001	350,000	74,712	30,000	—	—		—	305,032
International Operations	2000	314,808	83,750	30,000	—	—		—	348,278
Robert Sandler(8)	2002	$375,077	$—	$—	—	—		—	$4,043,216	(13)
(resigned May 2002)	2001	860,000	792,000	60,000	—	—		—	259,654
Executive Vice President	2000	860,000	531,000	60,000	—	—		—	192,440
And General Counsel

(1)	Except for the 2001 sign-on bonus for Mr. Tirelli, the 2001 and 2000 amounts reflect bonuses earned under the 1994 Performance-Based Annual Incentive Compensation Plan. The 2002 bonus amounts of Mr. Kane and Ms. Hannah were earned under the 1994 Performance-Based Annual Incentive Compensation Plan for the first six months and a discretionary bonus was awarded for the last six months.

(2)	Amounts shown represent payments for non-accountable expense reimbursement allowances and the aggregate of other payments or benefits that do not individually exceed 25% of the total perquisite or personal benefits for Messrs. Kane, Tirelli, O’Brien, Kratochvil, Peters, Purdy, Sandler and Ms. Hannah.

(3)	For 2002, these amounts represent payments under the Executive Long-term Disability Plan, Executive Life Insurance Plan, Change in Control Payments, the Herbalife International Employees 401(k) Profit Sharing Plan and Trust, the Executive Medical Plan, the Deferred Compensation Plan, interest earned on the Deferred Compensation Plan in excess of 120% of the Federal long-term rate, private use of a Company-owned car, housing allowance, vacation payout, employee awards, severance, SERP pay-out, and relocation benefits.

(4)	Effective September 20, 2002, Mr. Kane and Ms. Hannah have been serving as Co-Presidents.

(5)	Mr. Kane’s amount includes, $2,960 from the Executive Long-term Disability Plan, Change in Control Payment of $2,137,556, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $13,536 from the Executive Medical Plan, $57,000 from the Deferred Compensation Plan, $28,951 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long-term rate, and $36,573 from vacation pay-out. Mr. Kane’s private use of a Company owned car and housing allowance in the amounts of $15,301 and $90,000, respectively, are also included in this figure.

(6)	Ms. Hannah’s amount includes, $2,960 from the Executive Long-term Disability Plan, $9,049 from the Executive Life Insurance Plan, $3,188,797 from Change in Control Payments, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $13,536 from the Executive Medical Plan, $60,938 from the Deferred Compensation Plan, $102,495 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long-term rate, and $52,550 from vacation pay-out.

(7)	Mr. Tirelli’s amount includes, $2,220 from the Executive Long-term Disability Plan, $4,053 from the Executive Life Insurance Plan, $10,152 from the Executive Medical Plan, $55,385 from the Deferred Compensation Plan and $15,350 from interest earned on the deferred compensation plan in excess of 120% of the federal long-term rate and $2,326,931 in severance including medical reimbursement of $26,931.

(8)	For additional information regarding amounts paid to Mr. Tirelli and Mr. Sandler under a separation and general release agreement between the Company and Mr. Tirelli and Mr. Sandler, see “— Employment Contracts and Termination of Employment.”

(9)	Mr. O’Brien’s amount includes $2,960 from the Executive Long-term Disability Plan, $1,931 from the Executive Life Insurance Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan $5,145 from the Executive Medical Plan, $37,875 from the Deferred Compensation Plan and $1,373 employee awards.

(10)	Mr. Kratochvil’s amount includes $2,960 from the Executive Long-term Disability Plan, $7,875 from the Executive Life Insurance Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $5,415 from the Executive Medical Plan, $32,250 from the Deferred Compensation Plan and $32,828 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long-term rate.

(11)	Mr. Peter’s amount includes $2,960 from the Executive Long-term Disability Plan, $3,364 from the Executive Life Insurance Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $5,414 from the Executive Medical Plan, and $40,125 from the Deferred Compensation Plan, $34,963 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long-term rate and $10,288 from vacation pay-out.

(12)	Mr. Purdy’s amount includes $2,960 from the Long-term Disability Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $5,415 from the Executive Medical Plan, $28,500 from the Deferred Compensation Plan, and housing allowance of $49,569 and relocation benefits of $87,053.

(13)	Mr. Sandler’s amount includes $2,622,500 from severance, $1,000,000 from consulting services, $113,174 from SERP pay-outs, $161,957 from vacation pay-outs, $29,192 from the Deferred Compensation Plan, $104,831 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long-term rate, $2,409 from the Executive Life Insurance, $1,233 from the Long-term Disability Plan,$5,100 from the 401(k) Tax-Sheltered Savings Plan and $2,820 from the Executive Medical Plan.

(14)	Options granted to Mr. Tirelli were Class B Common Stock of Herbalife International, Inc.

      Option Grants in Last Fiscal Year. The following table contains information concerning options to purchase shares of Common Stock of WH Holdings granted in 2002 to each of the Named Executive Officers.

In the judgment of the Board, the per share exercise price of all options described below are higher than the fair market value of WH Holdings’ Common Stock on the grant date.

	Individual Grants

	Number of	Percent of			Grant
	Securities	Total Options			Date
	Underlying	Granted to	Exercise		Present
	Options	Employees in	Price Per	Expiration	Value
Name	Granted ($)	Fiscal Year	Share ($)	Date	($)(1)

Carol Hannah	—	—	—	—	—
Brian L. Kane	—	—	—	—	—
Francis X. Tirelli	—	—	—	—	—
Bernard O’Brien	150,000	3%	0.44	10/22/2012	—
	150,000	3%	1.76	10/22/2012	—
David Kratochvil	150,000	3%	0.44	10/22/2012	—
	150,000	3%	1.76	10/22/2012	—
Bruce Peters	150,000	3%	0.44	10/22/2012	—
	150,000	3%	1.76	10/22/2012	—
John Purdy	150,000	3%	0.44	10/22/2012	—
	150,000	3%	1.76	10/22/2012	—
Robert Sandler	—	—	—	—	—

(1)	In accordance with the rules of the Securities and Exchange Commission, the Company used the Black Scholes option pricing model to estimate the grant date present value of the options set forth in this table. The assumptions that the Company used for the valuation include: 0% price volatility; 3% risk free rate of return; 0% dividend yield and options exercise averaging 5 year term. The Company did not make any adjustment for non-transferability or risk of forfeiture.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information with respect to: (1) shares of Common Stock of Herbalife International, Inc. acquired upon exercise of Class A Stock Options and Class B Stock Options in 2002 prior to the merger or upon the merger and (2) unexercised options to purchase shares of Common Stock of WH Holdings granted in 2002.

			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		Fiscal Year-End (#)		Fiscal Year-End ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Carol Hannah
Class A	85,634	989,614
Class B	263,666	3,394,700
WH Holdings
Brian L. Kane
Class A	32,917	386,897
Class B	33,125	918,425
WH Holdings
Francis X. Tirelli
Class A
Class B	500,000	4,100,000
WH Holdings
Bernard O’Brien
Class A	46,667	536,671
Class B	108,335	1,394,813
WH Holdings			15,000	285,000	—	—

			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		Fiscal Year-End (#)		Fiscal Year-End ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David Kratochvil
Class A	25,000	321,875
Class B
WH Holdings			15,000	285,000	—	—
Bruce Peters
Class A	29,667	345,546
Class B	84,335	1,085,813
WH Holdings			15,000	285,000	—	—
John Purdy
Class A	1,584	18,789
Class B	3,166	40,762
WH Holdings			15,000	285,000	—	—
Robert Sandler
Class A	63,646	725,668
Class B	156,667	2,000,638
WH Holdings

(1)	Represents the difference between the fair market value of Common Stock on December 31, 2002 and the exercise price of the options.

Description of Benefit Plans

Benefit plans following the merger

      WH Holdings (Cayman Islands) Ltd. Stock Option Plan. WH Holdings has established a stock option plan that provides for the grant of options to purchase common shares of WH Holdings to members of management of Herbalife following the merger. The purpose of the plan is to promote the long-term financial interest and growth of the Company by attracting and retaining employees who can make a substantial contribution to the success of the Company, to motivate and to align interests with those of the equity holders. Approximately 15.5% of the share capital or 18.7 million shares of WH Holdings as of the closing of the merger are available for grant under the option plan. As of December 31, 2002, the Company had made specific promises to grant approximately 5.9 million stock options to eligible employees equal to 4.9% of the share capital of WH Holdings.

      Options granted under the option plan would, unless otherwise provided in the option grant, become exercisable in equal quarterly installments over a period of five years from the date of the applicable grant. The options expire 10 years after the date of grant. Upon termination of employment for any reason, the unvested options would expire.

      Upon termination of employment, WH Holdings and the institutional shareholders will have the right to repurchase the shares acquired upon the exercise of options within a specified period at a price equal to the greater of (a) the fair market value at the time of termination or (b) the exercise price, unless the options were granted to a senior executive.

      Upon termination of a senior executive, WH Holdings and the institutional shareholders have the right to repurchase the shares if such termination (i) was voluntary, due to resignation or for cause at an amount equal to the lesser of: (a) the fair market value at the time of such termination; or (b) the exercise price; (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such termination; or (b) the exercise price.

      WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan. WH Holdings has established an independent directors stock option plan that provides for the grant of options to purchase common shares of WH Holdings to independent directors of WH Holdings. Directors who are employees of

WH Holdings or any of its affiliates or have been designated as directors by the affiliates of WH Holdings or its distributors are not independent directors for purposes of director compensation.

      The purpose of the plan is to promote the long-term financial interest and growth of the Company by attracting and retaining independent directors who can make a substantial contribution to the success of the Company, to motivate and to align interests with those of the equity holders.

      The number of shares available for grants under the plan is 1,000,000 of which 800,000 have been granted as of December 31, 2002. The option plan is administered by the compensation committee.

      Upon termination of an independent director, WH Holdings and the institutional shareholders have the right to repurchase the shares if such termination (i) was voluntary, due to resignation or for cause at an amount equal to the lesser of: (a) the fair market value at the time of such termination; or (b) the exercise price; (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such termination; or (b) the exercise price.

      WH Holdings (Cayman Islands) Ltd. Executive Officer Stock Option Plan. WH Holdings has established a stock options plan that provides for the grant of options to purchase common shares of WH Holdings to any executive officer of Herbalife following the merger. It is not the intent of the Board to use this plan and all grants are expected to be made under the WH Holdings (Cayman Islands) Ltd. Stock Option Plan.

Benefit plans prior to the merger

      1994 Performance-Based Annual Incentive Compensation Plan. The purpose of the 1994 Performance-Based Annual Incentive Compensation Plan (the “1994 Plan”) was to provide additional compensation as an incentive to certain key executives and consultants to attain specified performance objectives of Herbalife and its subsidiary and affiliated corporations and to ensure the continued availability of their full-time or part-time services to Herbalife. Specifically, the individuals entitled to participate in the 1994 Plan were those executive officers and consultants of Herbalife determined by the committee administering the 1994 Plan.

      The 1994 Plan was adopted in 1994 and amended and restated in 1996 and 1997; each such amendment was approved by our then stockholders. The 1994 Plan was further amended by the board in 1999. The 1994 Plan was amended, restated and approved in 2001. The 1994 Plan was terminated on July 31, 2002. The 1994 Plan was administered by the compensation committee of the board of directors, which consisted of two or more board members who were “outside directors” under Section 162(m) of the Code and “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act.

      The amount of an available award to a participant or the aggregate amount of available awards to all participants for each award period was determined based upon an objective computation formula of the actual performance of Herbalife relative to pre-established performance goals. The performance goal or goals included in the formula for each award period are selected by the compensation committee from among the following performance measures: level of retail sales (in the aggregate or for a particular category or categories of retail sales); net cash flow; net income; operating income; earnings per share; return on sales; reduction in expenditure levels for a particular category or categories of expenses versus a prior period; return on total capital; return on equity; and increase in the Common Stock price over a specified time period.

      The compensation committee determined the performance measure or measures, the performance goal or goals and all computations included within each formula, each of which could be different for different award periods or for different participants within a single award period. The compensation committee did not have the discretion to increase any award to an amount in excess of that determined in accordance with the 1994 Plan and the formula applicable to a particular award period. However, the compensation committee, could, in its discretion, (a) designate in advance a maximum dollar award for any award period with respect to any participant, and/or (b) designate in advance that certain other incentive award payments (under the 1994 Plan or otherwise) made to a participant would be deducted from award amounts otherwise earned under the 1994 Plan and/or (c) decrease any award under the 1994 Plan. Notwithstanding anything in the 1994 Plan to the contrary, no participant was entitled to earn in excess of $10 million under the 1994 Plan with respect to any single calendar year.

      Award periods under the 1994 Plan could be quarters, calendar years or such other periods as the compensation committee may designate. The compensation committee designated all award periods, performance measures, performance goals and other aspects of each formula. The compensation committee must designate all performance measures, performance goals and other aspects of each formula not later than the date on which 25% of the award period has elapsed. In no case, however, could the compensation committee make such a designation later than 90 days after the beginning of an award period.

      To be entitled to receive a full award with respect to an award period, a participant generally had to be employed by Herbalife or rendering services to Herbalife on the last day of the award period. If a participant’s employment with Herbalife terminated during an award period, he would generally receive a prorated award based upon satisfaction of performance goals for the entire award period, with the proration formula to be set by the compensation committee in its discretion when it set the performance goals for the performance period. The proration formula could provide, however, that if a participant dies or becomes disabled during an award period, he or his designated beneficiaries will receive the entire amount of the award he would have received if he had continued in employment until the end of the award period and the performance goals had been satisfied.

      No award could be paid (except in the case of a participant’s death or disability) unless the compensation committee certified that the objective performance goal or goals for the award had been satisfied and that the amount of the award was no greater than that dictated by the formula for the applicable award period. The compensation committee made such determinations by means of written resolutions of the compensation committee that are maintained in the records of Herbalife.

      Awards pursuant to the 1994 Plan could be made, at the discretion of the compensation committee, in cash, through the issuance of shares of Class A Common Stock or Class B Common Stock, or through a combination of any of the foregoing methods. The total number of shares of Common Stock that may be issued under the 1994 Plan in any fiscal year of Herbalife, and the total number of shares of Common Stock that could be issued under the 1994 Plan in any fiscal year of Herbalife to any single participant, could not exceed 5% of the number of issued and outstanding shares of Common Stock at the beginning of the prior fiscal year.

      Awards under the 1994 Plan were subject to withholding for applicable employment and income taxes. The compensation committee could, in its discretion and subject to the consent of each affected participant, approve the advance of all or a portion of a target cash award to a participant prior to the conclusion of an award period. Each such advance, if made, was a full recourse obligation of the participant and bearing interest from the date of the advance until repaid or deemed earned at the applicable Federal rate (as specified in the 1994 Plan) for loans of comparable term. Each such advance was evidenced by a promissory note executed by the participant and delivered to the Company.

      1991 Option Plan. The purpose of the Amended and Restated 1991 Stock Option Plan (the “Option Plan”) was to secure for Herbalife and its stockholders the benefits arising from stock ownership by key employees, directors, consultants and other persons selected by the compensation committee, which administered the Option Plan.

      The Option Plan was amended and restated in 1996. The amendment and restatement of the Option Plan was approved by Herbalife’s shareholders at Herbalife’s 1996 Annual Meeting. The Option Plan was terminated by our board of directors upon the consummation of the merger on July 31, 2002.

      Options granted under the Option Plan could be designated as (1) “incentive stock options” for federal income tax purposes or (2) options that are not qualified for this treatment, or “non-qualified stock options.” All options granted under the Option Plan were non-transferable (except that limited estate planning and similar transfers of non-qualified stock options are permitted) and were exercisable in installments determined by the compensation committee, except that each option was to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option’s grant date. Each option granted had a term specified in the option agreement, but all options expired no later than ten years from the date of grant. Incentive stock options granted to a person holding more than 10% of the total voting power of capital stock expired within five years from the date of grant.

      In the case of incentive stock options, the exercise price was at least equal to 100% of the fair market value of Herbalife’s Common Stock on the date the option is granted. The exercise price for incentive stock option grants to a person holding more than 10% of the total voting power of capital stock had to equal 110% of the fair market value of Herbalife’s Common Stock. The exercise price of a non-qualified option did not need to be equal to the fair market value of Herbalife’s Common Stock at the date of grant, but could be granted with any exercise price that was not less than 85% of fair market value at the time the option was granted, as the compensation committee may have determined.

      Deferred Compensation Plans. We maintain three deferred compensation plans for select groups of management or highly compensated employees: (1) the Herbalife Management Deferred Compensation Plan, effective January 1, 1996 (the “Management Plan”), which is applicable to directors and vice presidents; (2) the Herbalife Senior Executive Compensation Plan, effective January 1, 1996 (the “Senior Executive Plan”), which is applicable to eligible employees at the rank of Senior Vice President and higher and (3) the Supplemental Senior Executive Deferred Compensation Plan (the “Supplemental Plan”) effective July 30, 2002. The Management Plan and the Senior Executive Plan are referred to as the “Deferred Compensation Plans.” The Deferred Compensation Plans were amended and restated effective January 1, 2001.

      The Deferred Compensation Plans are unfunded and their benefits are paid from general assets of the Company, except that we have contributed amounts to a “rabbi trust” whose assets will be used to pay benefits if the Company remains solvent, but can be reached by creditors of the Company if the Company becomes insolvent. The Deferred Compensation Plans allow eligible employees, who are selected by the administrative committee that manages and administers the plans (the “Deferred compensation committee”), to elect annually to defer up to 50% of their annual base salary and up to 100% of their annual bonus for each calendar year (the “Annual Deferral Amount”). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan (“Matching Contributions”). Before January 1, 2002, the Matching Contributions were 100% of the amount deferred by each participant from the participant’s annual base salary, up to (1) 15% of the participant’s annual base salary in the case of a participant who was an Executive Vice President, (2) 12.5% of the participant’s annual base salary in the case of a participant who was a Senior Vice President, and (3) 10% (or such greater percentage, not to exceed 15%, that the Deferred compensation committee may have determined in the case of any particular participant) of the participant’s annual base salary in the case of any other participant. Furthermore, the compensation committee could designate any participant to receive a Matching Contribution of 20% of his or her annual base salary if the Annual Deferral Amount of such designated participant equaled or exceeded 10% of such designated participant’s annual base salary. Effective January 1, 2002, the Senior Executive Plan was amended to provide that the amount of the Matching Contributions is to be determined by the Company in its discretion. For 2002 the Matching Contribution was up to 7.5% of a participant’s annual base salary. Effective January 1, 2003, the Company’s Matching Contribution has been reduced to 3%.

      Each participant in a Deferred Compensation Plan may determine how his or her Annual Deferral Amount and Matching Contributions (if any) will be deemed to be invested by choosing among several investment funds or indices designated by the Deferred compensation committee. The Deferred Compensation Plans, however, do not require the Company to actually acquire or hold any investment fund or other assets to fund the Deferred Compensation Plans. The entire interest of each participant in a Deferred Compensation Plan is always fully vested and non-forfeitable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount and the Matching Contributions attributable thereto plus earnings and payable two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. Subject to the short term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Deferred Compensation Plans prior to the date that such participant either (1) is determined by the Deferred compensation committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment with the Company.

      The Supplemental Plan is unfunded and their benefits are paid from general assets of the Company, except that the Company has contributed amounts to a “rabbi trust” whose assets will be used to pay benefits if the Company remains solvent, but can be reached by creditors of the Company if the company becomes insolvent. The Supplemental Plans allow employees to participate, who are highly compensated and who are eligible to participate in the Change in Control Plan. The administrative committee that manages and administers the plans (the “Deferred Compensation Committee”) allows eligible employees to defer up to 100% of their Change in Control Payment.

      Each participant in the Supplemental will be deemed to have invested in funds that provide a return equal to the short-term applicable Federal rate, within the meaning of the Code. The Supplemental Plan, however, does not require the Company to actually acquire or hold any investment fund or other assets to fund the Supplemental Plan. The entire interest of each participant in a Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant’s election to defer the Change in Control Payment, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings and payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment with the Company.

      Retirement Plan. We adopted, effective September 1997, a Supplemental Executive Retirement Plan (the “Retirement Plan”) providing retirement benefits for a select group of management and highly compensated employees. The Retirement Plan was amended in October 2000 and terminated as of December 31, 2002. The Retirement Plan was unfunded and its benefits were paid from general assets of the Company, except that the Company contributed amounts to a “rabbi trust” whose assets would be used to pay benefits if the Company remained solvent, but could be reached by creditors of the Company if the Company became insolvent. The normal retirement benefit under the Retirement Plan was 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 2.00% of “compensation” times the number of years of service, up to 20 years. The term “compensation” for this purpose meant the average yearly base compensation of the five calendar years within the last 10 years of employment that would yield the highest average. A participant could elect at any time to receive a lump sum equal to 90% of the actuarial equivalent of his or her vested benefits under the Retirement Plan, in which case the participant would forfeit his or her remaining benefits under such plan and cease to participate in such plan.

      A participant who reached the “early retirement date” could choose to retire and to receive an early retirement benefit equal to the normal retirement benefit. A participant who became disabled would receive a benefit equal to his normal retirement benefit. A participant generally reaches his or her early retirement date when he or she completes 10 years participation in the plan and reaches age 55. Under the Retirement Plan, the Company could, in its discretion, credit a participant with additional years of service as of a participant’s date of hire or date of participation in the Retirement Plan. An employee whose employment with the Company terminated before he or she reached his or her early retirement date would receive the actuarial equivalent of his or her vested benefits paid in a lump sum within 90 days of the termination. A participant became fully vested in his or her interest in the Retirement Plan on his or her normal or early retirement date, death, or disability. If a participant’s employment was terminated for cause, the administrator of the

Retirement Plan had the discretion to reduce his or her vested benefit to zero. In all other cases, a participant’s interest would vest as follows:

Vested
Years of Participation in Plan	Percentage

less than 5	0%
5	20
6	40
7	60
8	80
9	100

      The administrator of the Retirement Plan had the discretion to credit a participant with additional years of service as of his or her commencement of participation in the Retirement Plan.

      For illustration purposes only, the following table provides examples of the annual benefit payable under the Retirement Plan beginning at age 65.

	Years of Service

Compensation	15	20	25	30	35

$ 125,000	$37,500	$50,000	$50,000	$50,000	$50,000
150,000	45,000	60,000	60,000	60,000	60,000
175,000	52,500	70,000	70,000	70,000	70,000
200,000	60,000	80,000	80,000	80,000	80,000
225,000	67,500	90,000	90,000	90,000	90,000
250,000	75,000	100,000	100,000	100,000	100,000
275,000	82,500	110,000	110,000	110,000	110,000
300,000	90,000	120,000	120,000	120,000	120,000
400,000	120,000	160,000	160,000	160,000	160,000
500,000	150,000	200,000	200,000	200,000	200,000
600,000	180,000	240,000	240,000	240,000	240,000
700,000	210,000	280,000	280,000	280,000	280,000
800,000	240,000	320,000	320,000	320,000	320,000
900,000	270,000	360,000	360,000	360,000	360,000
1,000,000	300,000	400,000	400,000	400,000	400,000
1,100,000	330,000	440,000	440,000	440,000	440,000
1,200,000	360,000	480,000	480,000	480,000	480,000

      Subsequent to the termination of the plan, employees who had a vested benefit in the plan at the date of termination were paid the actuarial equivalent or an equal amount was contributed to their deferred compensation plan.

      401(k) Profit Sharing Plan. We maintain a tax-qualified profit sharing plan pursuant to Sections 401(a) and 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan allows any eligible employee, including specified common-law employees, to contribute each pay period from 2% to 17% of the employee’s earnings (but not in excess of $11,000 per year, as adjusted after 2002) or $12,000 in the case of those participants over 50 years of age for investment in mutual funds held by the 401(k) Plan’s trust. The Company makes contributions to the 401(k) Plan in an amount equal to 3% of the earnings of each employee who elects to defer 2% (3% beginning on January 1, 2003) or more of his or her earnings. The 401(k) Plan also imposes restrictions on the aggregate amount that may be contributed by higher-paid employees in relation to the amount contributed by the remaining employees. A participating employee is fully vested at all times in his or her contributions and in the trust fund’s earnings attributable to his or her contributions. The employee has no vested interest in the Company’s contributions and earnings of the trust fund attributable to the Company’s contributions until he or she completes three years of service with the Company, and the employee is not fully vested in the Company’s contributions and earnings of the trust fund attributable to the Company’s contributions until he or she has completed five years of service with the Company. To comply with changes in the law, the Plan was amended, effective January 1, 2002, to provide that an employee is 20% vested after two years of service, and 40% vested after three years of service. However, an employee becomes fully vested in the Company’s contributions and earnings of the trust fund attributable to the Company’s contributions (1) upon the employee’s death, (2) upon the employee’s disability, or (3) upon the employee reaching the 401(k) Plan’s normal retirement age, which is the latter of age 65 and the completion of five years of service with the Company. An employee may not withdraw all or any portion of his or her account prior to the date that the employee either (1) incurs a hardship or (2) terminates employment with the Company.

      Executive Medical Plan. The Executive Medical Plan is an insured hospital and medical reimbursement plan covering executives and key employees and their dependents during the executive or employee’s employment by the Company. The Executive Medical Plan provides coverage of medical expenses incurred beyond the Company’s basic plan. For the fiscal year ended December 31, 2002, the Executive Medical Plan’s cost to the Company was approximately $61,433.

      Executive Long-Term Disability Plan. The Executive Long-Term Disability Plan is an insured disability plan covering executives and key employees. It provides for extended disability insurance for its participants with premiums paid by the Company. For the fiscal year ended December 31, 2002, the Executive Long-Term Disability Plan’s cost to the Company was approximately $21,213.

      Executive Life Insurance Plan. The Executive Life Insurance Plan covers executives and key employees and provides for life insurance benefits in excess of those available under the Company’s basic plan. Premiums are paid by the Company. For the fiscal year ended December 31, 2002, the Executive Life Insurance Plan’s cost to the Company was approximately $28,681.

      Executive Retention Plan. Effective as of March 15, 2001, the Company adopted the Herbalife 2001 Executive Retention Plan (the “Executive Retention Plan”). The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company and its subsidiaries to continue to provide services to the Company and its subsidiaries during the critical period immediately before and immediately after certain Change in Control events. The participants in the Executive Retention Plan are a select group of management and highly compensated employees who are designated by the administrative committee of the Executive Retention Plan (the “Administrative Committee”). The Administrative Committee is appointed by the Company’s Board. At present, the Administrative Committee has designated Mr. Kane, Ms. Hannah and two other senior executives to participate in the Executive Retention Plan.

      A participant becomes eligible to receive a benefit under the Executive Retention Plan if he or she is employed by Herbalife or its subsidiaries 90 days before a “Change in Control” occurs, and either (a) stays employed by Herbalife or its subsidiaries during the period beginning 90 days before the Change in Control occurs and ending six months after the Change in Control occurs, or (b) dies, retires, becomes disabled or has his or her employment involuntarily terminated, during the period beginning 90 days before the Change in Control occurs and ending six months after the Change in Control occurs. For purposes of the Executive Retention Plan, a “Change in Control” includes (i) the acquisition by any person or group (excluding the Estate of Mark Hughes, the Mark Hughes Family Trust, or any persons or entities who receive distributions of securities of Herbalife from such estate or trust) of more than 50% of the combined voting power of Herbalife, (ii) the ceasing of the existing directors as of Herbalife’s 2000 annual shareholders meeting to constitute more than 50% of the number of authorized directors of Herbalife, except to the extent that new directors were approved by a vote of at least 50% of the existing directors, (iii) a merger, consolidation, or reorganization of Herbalife, or a sale or other disposition of all or substantially all of Herbalife’s assets, if, as a result of such a transaction, the persons who were shareholders of Herbalife immediately before the transaction do not own at least 50% of the combined voting power of the entities surviving or resulting from such transaction, or of the purchaser of such assets, (iv) the filing of a bankruptcy petition by or against Herbalife, the making by

Herbalife of a general assignment for the benefit of creditors, or the appointment on behalf of Herbalife of a receiver, liquidator, trustee, or similar person. A transaction described in clauses (i), (ii), or (iii) of the preceding sentence, however, shall not constitute a “Change in Control” if, in connection with the transaction, Herbalife’s board of directors terminates Herbalife’s Share Purchase Rights Plan, amends the Share Purchase Rights Plan to exempt the transaction from the application of the Share Purchase Rights Plan, or redeems the rights issued under the Share Purchase Rights Plan. As a result, any Change of Control transaction described in clauses (i)–(iii) above that is negotiated with or approved by the board will generally not result in the payment of any benefits pursuant to the Executive Retention Plan. On April 10, 2002, Herbalife’s Board of Directors amended the Share Purchase Rights Plan so that the proposed merger transaction by and among Herbalife, WH Holdings and WH Acquisition Corp. was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the merger did not result in the payment of any benefits pursuant to the Executive Retention Plan.

      The Company established the Herbalife Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a Change in Control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant’s employment with Herbalife or its subsidiaries terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant’s account in the Executive Retention Trust will revert to the Company. A participant’s benefit under the Executive Retention Plan will be reduced, however, if the reduction is necessary to maximize the amount that the participant would retain after payment of federal and state income taxes and excise taxes under Section 4999 of the Code. As of December 31, 2002, the value of the assets in the Executive Retention Trust was $4,469,000.

Employment Contracts and Termination of Employment

      The Company has entered into separate executive employment agreements (each, an “Employment Agreement”) with Carol Hannah and Brian Kane. The Employment Agreements with Ms. Hannah and Mr. Kane each became effective as of March 10, 2003. The Employment Agreements are each for a three year term. Mr. Kane is engaged as Co-President of Herbalife. For his services, Mr. Kane is entitled to receive an annual salary of $712,500. Ms. Hannah is engaged as Co-President of Herbalife. For her services, Ms. Hannah is entitled to receive an annual salary of $712,500. Under the terms of each Employment Agreement, in addition to their respective salaries, each of Ms. Hannah and Mr. Kane shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by the Company to its senior executives on terms no less favorable than those generally applicable to senior executives of the Company.

      Under the terms of each Employment Agreement, if, at any time during the term of the Employment Agreement, (1) the Company terminates the executive’s employment without Cause (as defined in such agreement) the Company must pay the executive (in addition to all accrued base salary, bonus for the year preceding the year of termination, benefits and other amounts the executive is entitled to) an amount equal to one year’s salary and bonus (the bonus for the year of termination shall be equal to one year’s base salary). In addition, the Company shall continue to afford to the executive medical, dental, vision, long-term disability and life insurance benefits for one year. If the executive (1) dies or (2) becomes disabled at any time during the term of the Employment Agreement, upon the Death or Disability of the executive (as defined in such agreement), the Company must pay the executive or his or her beneficiaries or estate (in addition to all accrued base salary, bonus for the year preceding the year of termination, benefits and other amounts the executive is entitled to) executive’s base salary and bonus for one year (the bonus for the year of termination shall be equal to one year’s base salary). In the event executive terminates his or her employment or the Company terminates executive’s employment for Cause, the Company must pay the executive all accrued base salary, bonus for the year preceding the year of termination, benefits and other amounts the executive is entitled to.

      Mr. Kane and Ms. Hannah each have been granted stock options as of March 10, 2003 under the WH Holdings (Cayman Islands) Ltd. Option Plan to purchase 1,207,583 shares of WH Holdings Common Stock at an exercise price of $0.44 per share and 603,792 shares of WH Holdings Common Stock at an exercise price of $1.76 per share. The options granted to each of Mr. Kane and Ms. Hannah are subject to a vesting schedule whereby 15% of the options vest immediately and thereafter, vest at a rate of 5% each quarter until all of the options become fully vested and exercisable as of June 30, 2007. The options expire 10 years after the date of grant.

      Under the terms of the stock option grants, in the event the executive’s employment with the Company is terminated for whatever reason, the unexercisable portion of the executive’s stock options will terminate on the date of such termination and the exercisable portion of the executive’s stock options will be treated as follows. Subject to the Company’s right to repurchase the stock and subject to the shareholders’ agreement, if the executive’s employment is terminated for Cause, the exercisable portion of the executive’s stock options will terminate on the date of such termination. If the executive’s employment is terminated for any reason except for Cause, the exercisable portion of the executive’s stock options will be exercisable for 30 days following the termination. If the executive’s employment is terminated on account of a “disability” as defined in Internal Revenue Code Section 22(e) or death, the executive or executive’s personal representative may exercise the exercisable portion of the executive’s stock options for 90 days following the termination of employment on account of such disability or the executive’s death. In addition, in connection with certain transaction involving a change in control (as defined in the stock option agreement) or the initial public offering of the Company’s common shares, the previously unexercisable portion of each executive’s stock options will immediately become 100% vested and exercisable immediately prior to the closing of any such transaction.

      We have entered into a separation and general release agreement with Mr. Tirelli (the “Tirelli Separation Agreement”) effective on December 24, 2002. Under the Tirelli Separation Agreement, Mr. Tirelli was paid an aggregate amount of $2.3 million and two years cash reimbursement for out of pocket costs of Mr. Tirelli for participating in the Company’s health, vision and dental plans.

      We have entered into a separation agreement with Mr. Sandler (the “Sandler Agreement”) effective on May 20, 2002. Under the Sandler Agreement, Mr. Sandler was entitled to receive the following payments: (i) $2.6 million for severance less applicable tax withholdings, (ii) $113,174 under the Supplemental Executive Retirement Plan, less applicable tax withholdings, (iii) $1.9 million under the Deferred Compensation Plan, less applicable tax withholdings and (iv) $176,924 payout of accrued, unused vacation, less applicable tax withholdings.

      On May 20, 2002, Herbalife and Mr. Sandler entered into an agreement for retention of legal services whereby Mr. Sandler will be retained as an independent contractor for a 36-month period beginning May 20, 2002. Under this agreement, Mr. Sandler will provide Herbalife with legal advice and perform such legal services as Herbalife may request from time to time. In consideration for the legal services to be provided by Mr. Sandler, Herbalife will pay Mr. Sandler a total consulting fee of $1.0 million.

Change of Control Plan

      Pursuant to the agreements in place prior to the signing of the merger agreement, upon consummation of the merger, Messrs. Kane and Klein and Ms. Hannah each received change in control payments (after making necessary adjustments for purposes of Section 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”)) in the amounts of $2.1 million, $2.2 million and $3.2 million, respectively.

      Pursuant to the Herbalife Management Employee Change in Control Plan, which was in place prior to signing of the merger, eligible employees that within one year after the occurrence of a Change in Control are involuntarily terminated by the Company will be entitled to receive one year of their base compensation. The agreement expires on July 31, 2003.

Indemnification of Directors and Officers

      Herbalife International, Inc.’s bylaws provide that, except to the extent expressly prohibited by the Nevada Revised Statutes, we must indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of Herbalife International, Inc., by reason of the fact that he is or was a director, officer, employee or agent of Herbalife International, Inc., or is or was serving at the request of Herbalife International, Inc. as a director, officer, employee or agent of another corporation, against expenses, including attorneys’ fees, judgment, fines and amount paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of Herbalife International, Inc., and, with respect to a criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of Herbalife International, Inc., and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

      WH Intermediate Holdings Ltd.’s articles of association provide that every director, officer, or agent shall be indemnified out of the assets of that company against any liability incurred by him as a result of any act or failure to act in carrying out his functions other than such liability that he may incur by his own willful neglect or default. No such director, agent or officer shall be liable to WH Intermediate Holdings Ltd. for any loss or damage in carrying out his functions unless that liability arises through the willful neglect or default of such director, agent or officer.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to managers, officers or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Interlocks and Insider Participation

      From July 31, 2002 through December 31, 2002, the Compensation Committee consisted of Messrs. Jesse Rogers, James Fordyce, Steven Rodgers, Ken Diekroeger and Henry Burdick (as of December 4, 2002).

Compensation Committee Report

      The Company’s executive compensation programs are administered by the Compensation Committee and, to the extent summarized below, the Company’s Chief Executive Officer or the person performing similar functions.

      The compensation policy of the Company is designed to motivate the overall success of the Company by:

•	Attracting, retaining and rewarding highly qualified and productive individuals

•	Delivering a significant portion of compensation through performance-based incentives;

•	Directing incentive compensation to overall Company and individual performance; and

•	Encouraging executive stock ownership to align the interests of management with those of stockholders.

Base Salary and Annual Incentive Compensation

      Ms. Hannah’s and Mr. Kane’s base salary beginning August 22, 2002 (in the case of Mr. Kane adjusted December 22, 2002) was established through negotiations between them and the Compensation Committee. Base salaries for each of the other Named Executive Officers were established through negotiations between Mr. Kane or his predecessor and each such Named Executive Officer. See the Summary Compensation Table under “Compensation of Directors and Executive Officers — Executive Compensation.”

Long-Term Incentive Plans

      Executives of the company are encouraged to own preferred shares of WH Holdings and Common Stock, issuable upon exercise of stock options, thereby aligning the interests of management with those of stockholders and tying a significant portion of executive compensation to long-term performance. The vesting schedules for stock options are set by the Compensation Committee. All options granted to executive officers have had an exercise price of more than or equal to 100% of fair market value on the date of grant.

Tax Issues

      The Compensation Committee intends to seek to structure executive compensation arrangements to maximize the deductibility of Named Executive Officer compensation under applicable federal and state tax laws, including the Omnibus Budget Reconciliation Act of 1993, while also taking into account the need to provide appropriate incentives to the Company’s key executives. However, no assurance can be given that the Company will preserve, or will seek to preserve, the deductibility of all executive compensation.

COMPENSATION COMMITTEE

Jesse Rogers
James Fordyce
Steven Rodgers
Ken Diekroeger
Henry Burdick

March 28, 2003

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      All of the shares of Herbalife are owned by WH Luxembourg Intermediate Holdings S.á.R.L., an indirect wholly-owned subsidiary of WH Holdings. The following table shows the beneficial ownership of preferred shares of WH Holdings, and thus the indirect beneficial ownership of the equity interest of Herbalife, held by (i) each of WH Intermediate Holdings’ and Herbalife’s directors, (ii) each of the Named Executive Officers of Herbalife, (iii) all directors and executive officers as a group and (iv) each person or entity known to Herbalife to beneficially own more than five percent (5%) of the preferred shares of WH Holdings outstanding.

		Percentage Ownership
	Number of	on a Fully
Name and Address of Beneficial Owner	Shares	Diluted Basis(1)

Whitney V, L.P.	47,741,351	46.8%
Whitney Strategic Partners V, L.P.	418,534	0.4%
Whitney Private Debt Fund, L.P.(2)*	805,585	0.8%
WH Investments Ltd.(3)*	5,416,915	5.3%
Green River Offshore Fund Ltd.(2)(4)*	85,929	0.1%

Total	54,468,314	53.4%

		Percentage Ownership
	Number of	on a Fully
Name and Address of Beneficial Owner	Shares	Diluted Basis(1)

CCG Investments (BVI), L.P.	27,385,351	26.8%
CCG Associates — QP, LLC	1,376,634	1.3%
CCG Associates — AI, LLC	128,001	0.1%
CCG Investment Fund — AI, LP	366,875	0.4%
CCG AV, LLC — Series C	903,422	0.9%
CCG AV, LLC — Series E	704,015	0.7%
CCG CI, LLC	47,419	0.0%

Total	30,911,717	30.3%
Charles L. Orr(6)***	29,205	0.0%
Henry Burdick(7)***	583,181	0.6%
Peter M. Castleman(4)*	54,468,314	53.4%
James H. Fordyce*	—	—
John C. Hockin(4)*	54,468,314	53.4%
Steven E. Rodgers(4)*	54,468,314	53.4%
Jesse Rogers(5)**	30,911,717	30.3%
Prescott Ashe(5)**	30,911,717	30.3%
Ken Diekroeger(5)**	30,911,717	30.3%
Stefan L. Kaluzny**	—	—
Leslie Stanford(8)***	2,272,728	2.2%
Carol Hannah***	568,182	0.6%
Brian L. Kane***	284,091	0.3%
Bernard O’Brien***	30,000	—
David Kratochvil***	58,409	0.1%
Bruce Peters***	65,000	0.1%
John Purdy***	80,000	0.1%
Robert Sandler***	—	—
All Directors and Executive Officers as a Group (19 persons)	89,521,281	87.6%

*	c/o Whitney & Co., LLC, 177 Broad Street, Stamford, Connecticut 06901.

**	c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 33rd Floor, San Francisco, California 94111.

***	c/o Herbalife International, Inc., 1800 Century Park East, Los Angeles, California 90067.

(1)	Applicable percentage of ownership as of February 28, 2003 is based upon 100,000,000 preferred shares outstanding, warrants for 2,040,816 preferred shares and the relevant number of shares of common stock issuable upon exercise of stock options which are exercisable presently or within 60 days. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Unless otherwise indicated below, to the knowledge of Herbalife, all persons listed below have sole voting and investment power with respect to their preferred shares, except to the extent authority is shares by spouses under applicable law and to the extent provided in the shareholders’ agreement. See “Certain Relationships and Related Transactions — Certain Agreements Relating to the Acquisition — Shareholders’ Agreement.” Pursuant to the rules of the Securities and Exchange Commission, the number of preferred shares deemed outstanding includes shares issuable pursuant to options or warrants held by the respective person or group which may be exercised within 60 days of February 28, 2003. This calculation assumes the conversion of preferred shares into common shares.

(2)	Includes warrants to purchase preferred shares at an exercise price of $0.01 per share, which are exercisable within 60 days of February 28, 2003.

(3)	WH Investments Ltd. is a Cayman company, owned by Whitney V, L.P. and Whitney Strategic Partners V, L.P. (the “Whitney Entities”). WH Investments Ltd. holds preferred shares which will be available for sale either to certain distributors or to WH Holdings for subsequent sale to certain distributors at a subsequent closing. To the extent that such shares are not sold, they will be distributed pro rata to the beneficial owners of WH Investments Ltd.

(4)	Represents shares beneficially owned by the Whitney Entities and Whitney Private Debt Fund, L.P. Messrs. Castleman, Rodgers and Hockin are managing members of the entities that are the general partners of the Whitney Entities and Whitney Private Debt Fund, L.P. Accordingly, they may be deemed to share beneficial ownership of such shares. Each of Messrs. Castleman, Rodgers and Hockin disclaims beneficial ownership of all shares owned by the Whitney Entities and Whitney Private Debt Fund, L.P., except to the extent of his pecuniary interest in the Whitney Entities and Whitney Private Debt Fund, L.P.

(5)	Represents shares beneficially owned by CCG Investments (BVI), L.P., CCG Associates — QP, LLC, CCG Associates — AI, LLC, CCG Investment Fund — AI, LP, CCG AV, LLC — Series C, CCG AV, LLC — Series E and CCG CI, LLC, the “Golden Gate Entities”. Messrs. Rogers and Ashe are managing members of the entities that are general partners of the Golden Gate Entities. Accordingly, they may be deemed to share beneficial ownership of such shares. Each of Messrs. Rogers and Ashe disclaim beneficial ownership of all shares owned by the Golden Gate Entities, except to the extent of his pecuniary interest in the Golden Gate Entities.

(6)	Mr. Orr was granted 50,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 50,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 15,000 are exercisable within 60 days of February 28, 2003.

(7)	Mr. Burdick was granted 50,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 50,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 15,000 are exercisable within 60 days of February 28, 2003. In addition the Board granted Henry Burdick options to purchase 300,000 common shares of WH Holdings at a strike price of $0.44 and options to purchase 300,000 common shares of WH Holdings at a strike price of $1.76. Both of the two grants to Henry Burdick vest one third upon the completion of each assignment: (1) the establishment of the Scientific Advisory Board, (2) the restructuring of the Medical Advisory Board and (3) the restructuring of the product development process.

(8)	Represents shares beneficially owned by Leslie Stanford through Blueline Capital, LLC.

      Equity Compensation Plan Information. The following table sets forth information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) weighted average exercise price of outstanding options, warrants and rights, and (c) number of securities remaining available for future issuance under equity compensation plans.

	Number of securities	Weighed average	Number of securities remaining
	to be issued	exercise price	available for future issuance
	upon exercise of	of outstanding	under equity compensation plans
	outstanding options,	options, warrants	(excluding securities in
	warrants and rights	and rights	column (a))*

	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,661,500	$1.18	13,056,046

Total	6,661,500		13,056,046

*	It is management’s intention not to issue shares in excess of 18.7 million shares under the various option plans.

Item 13.	Certain Relationships and Related Transactions

Buyout of Minority interest in Herbalife of Japan

      In 1996, Herbalife began to seek regulatory approvals to make an initial public offering of shares of Herbalife of Japan. On December 30, 1996, in preparation for the possible offering, Herbalife sold shares representing approximately 7.0% of Herbalife of Japan to some of its directors and executive officers, as well as to resident managers of Herbalife of Japan for an aggregate of approximately $4.6 million, as an incentive for increased efforts to facilitate the operation of the Herbalife of Japan business and the success of the offering (the “Japan minority shares”). In early May 2002, Herbalife repurchased the Japan minority shares for an aggregate of approximately $4.0 million and a cash dividend of approximately $0.6 million.

Certain Agreements Relating to the Acquisition

Subscription agreements

      In connection with the preferred shares financing, selected members of our distributor organization and senior management have been offered the opportunity to purchase the 12% Series A Cumulative Convertible Preferred Shares of WH Holdings. The price paid by participating members of our distributor organization and senior management in the August and October 2002 offering was the same as that paid by the equity sponsors. In connection with the January 31, 2003 offering, the price paid by distributors was $1.97 per share. The subscription agreements contained representations, warranties and covenants.

Shareholders’ agreement

      In connection with the subscription for the purchase of preferred shares, participating distributors and senior management are required to become party to a shareholders’ agreement entered into by the equity sponsors and WH Holdings (the “shareholders’ agreement”). This agreement restricts the ability of the shareholders to freely transfer preferred shares and common shares held by them following the merger (other than to the transferor’s family members, other shareholders and the equity sponsors). The equity sponsors and their transferees have also entered into an institutional shareholders’ agreement which contains substantially similar restrictions to the shareholders’ agreement relating to transfers by the equity sponsors and their transferees.

      The equity sponsors also have rights of co-sale and bring-along rights on shares owned by other shareholders. The other shareholders have preemptive rights, and pro rata tag-along rights on certain sales of shares by the equity sponsors which will reduce the equity sponsors’ holdings below a threshold.

      If a distributor shareholder is terminated, unless such distributor sells its shares to another distributor, WH Holdings shall have the right to repurchase such shares. If a shareholder that is a member of senior management is terminated, first the equity sponsors, then WH Holdings shall have the right to repurchase such shares before such terminated shareholder can sell its shares to third parties. Also, under the shareholders’ agreement, the shareholders will agree to vote in favor of the election of the following designees to WH Holdings’ board of directors:

1.	Four (4) nominees designated by Whitney V, L.P.;

2.	Four (4) nominees designated by CCG Investments (BVI), L.P.;

3.	Herbalife’s Chief Executive Officer;

4.	Two (2) nominees acceptable to Whitney V, L.P. and CCG Investments (BVI), L.P.; and

5.	Up to two (2) nominees designated by distributor shareholders.

      If the distributors own at least 11,000,000 preferred shares, they may designate one nominee to the board of directors of WH Holdings. If the distributors own more than 11,000,000 but less than 16,500,000 preferred shares of our equity, they may also select one observer to attend all meetings of our board of directors. If the distributors own 16,500,000 preferred shares or more of our equity, they may designate two nominees. The nominees of the distributors shall be elected by a plurality of the distributor shareholders.

      In the event an equity sponsor does not have a designee serving on the board of directors for any reason, one person designated by such equity sponsor will be permitted to attend as an observer at all meetings of the board of directors of WH Holdings.

Registration rights agreement

      Members of our distributor organization and senior management holding preferred shares will also be party to a registration rights agreement between the equity sponsors and WH Holdings (the “WH Holdings registration rights agreement”). Under the WH Holdings registration rights agreement, the equity sponsors have the ability, under certain circumstances, to cause WH Holdings to register certain equity securities and to participate in registrations by WH Holdings of its equity securities. Upon an initial public offering, if the equity sponsors shall include their shares for registration, the other shareholders may also participate pro rata.

      In addition to an initial public offering, if WH Holdings at any time proposes to register any of its securities under the Securities Act for sale to the public, in certain circumstances holders of preferred shares or common shares issued upon conversion of the preferred shares (including distributor shareholders) may require WH Holdings to include their shares in the securities to be covered by the registration statement. Such registration rights will be subject to customary limitations specified in the WH Holdings registration rights agreement.

Share repurchase agreement

      WH Holdings and WH Investments Ltd. entered into a share repurchase agreement dated as of July 31, 2002, and amended and restated as of October 31, 2002, which enables WH Holdings to purchase shares from WH Investments Ltd. to sell to distributors, directors and members of senior management at subsequent closings.

Agreement of assignment

      In connection with a share purchase agreement, WH Investments Ltd. transferred preferred shares to the Golden Gate Entities. The Golden Gate Entities, WH Investments Ltd. and WH Holdings entered into an agreement of assignment under which the Golden Gate Entities agreed to assume certain obligations under the amended and restated share repurchase agreement with respect to the sale of preferred shares at subsequent closings.

Indemnity agreement

      In connection with the purchase of preferred shares, WH Holdings and WH Acquisition Corp. entered into an indemnity agreement with the equity sponsors pursuant to which WH Holdings and Herbalife (as successor-in-interest to WH Acquisition) agreed to indemnify the equity sponsors for losses and claims resulting from, arising out of or any way related to the merger, including existing litigation. Whitney has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. Whitney believes it has meritorious defenses to the suit and is vigorously contesting it. See “Legal Proceedings.”

Securities purchase agreement

      WH Holdings, GarMark Partners, L.P. (“GarMark”) and Whitney Private Debt Fund, L.P. (“Whitney Private Debt”) entered into the Securities Purchase Agreement at the closing of the merger pursuant to which GarMark and Whitney Private Debt purchased the senior notes and warrants. Whitney Private Debt is an affiliate of Whitney. Whitney Private Debt purchased $15 million in principal amount of senior notes and received warrants 805,585 Preferred Shares. In addition, Whitney Private Debt was paid a transaction fee of

3.5% of the principal amount of the senior notes it purchased and a drawdown fee of $225,000. On November 27, 2002, Green River Offshore Fund Ltd., an affiliate of Whitney, purchased $1.6 million in principal amount of the senior notes from GarMark and received warrants for 85,929 Preferred Shares from GarMark. Each holder of $10 million or more of senior notes (subject to certain exceptions) may designate one observer to the Board of Directors of WH Holdings to attend each meeting of the Board and committees of the Board. The Securities Purchase Agreement also contains customary representations, warranties, covenants and provisions relating to prepayment and default.

Agreements with the equity sponsors

      In connection with the acquisition, we have entered into various agreements with the equity sponsors. Pursuant to the monitoring fee agreement entered into in connection with the acquisition, Whitney & Co., LLC and GGC Administration, LLC, an affiliate of CCG Investments (BVI), L.P., will conduct certain activities related to such parties’ and its affiliates’ investments in WH Holdings.

      In consideration of those services, Herbalife will pay to Whitney & Co., LLC and GGC Administration, LLC, quarterly, fees for monitoring services rendered (determined on an hourly basis), and such obligations shall be guaranteed by WH Holdings. Such monitoring fees will be at least $2.5 million per annum, but will not exceed an aggregate of $5.0 million per annum, divided between Whitney & Co., LLC and GGC Administration, LLC at a ratio of 65% to 35%, respectively. In no event will any such monitoring fees be earned or paid until Herbalife’s adjusted EBITDA (as defined in the monitoring fee agreement), for the first trailing twelve month period ending on any calendar quarter following the date of the consummation of the merger, exceeds $125.8 million (and such payment shall continue annually thereafter once such initial threshold is met). Herbalife will also agree to reimburse Whitney & Co., LLC and GGC Administration, LLC for their reasonable out-of-pocket expenses and pay additional transaction fees to them in the event WH Holdings and/or any of its subsidiaries completes add-on acquisitions, divestitures, a transaction resulting in a change of control (as defined therein) or financing involving WH Holdings and/or any of its subsidiaries, and such obligations shall be guaranteed by WH Holdings. WH Holdings and its subsidiaries will also provide customary joint and several indemnification to Whitney & Co., LLC and GGC Administration, LLC. In connection with the structuring and implementation of the acquisition of Herbalife and related financing transactions, we paid the equity sponsors fees in the aggregate of $17.5 million. The equity sponsors were also reimbursed $5.0 million for their out-of-pocket expenses in connection with the merger and related financing transactions. In addition, Whitney & Co., LLC was paid fees of $0.9 million in connection with providing a bridge commitment to WH Acquisition to finance a portion of the acquisition, which bridge facility was not utilized and has been terminated and financing fees.

      In connection with the merger, WH Holdings and the Company entered into an indemnity agreement with the equity sponsors. See “Legal Proceedings” and “Indemnity Agreement.”

WH Holdings option plans

      WH Holdings has established a stock option plan that provides for the grant of options to purchase common shares of WH Holdings to employees of Herbalife following the merger. The option plan is administered by a committee appointed by the board of directors of WH Holdings. Upon conversion of the options into common shares of WH Holdings, employees of Herbalife will be required to enter into a shareholders’ agreement and a registration rights agreement with WH Holdings. In addition, WH Holdings established a stock option plan that provides for the grant of options to executive officers of Herbalife following the merger. See “Executive Compensation — Description of Benefit Plans.”

WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan

      WH Holdings has established an independent directors stock option plan that provides for the grant of options to purchase common shares of WH Holdings to independent directors of WH Holdings. Directors are individuals who are employees of WH Holdings or any of its affiliates or have been designated as directors by the affiliates of WH Holdings or its distributors are not independent directors for purposes of director compensation. WH Holdings has granted options to Henry Burdick and Charles Orr under this plan.

Description of preferred shares

      We expect that additional selected members of our distributor organization will become equity investors in WH Holdings. This investment would be made through investments in shares of 12% Series A Cumulative Convertible Preferred Shares, having an aggregate liquidation preference equal to the aggregate original price of the preferred shares, plus accrued and unpaid dividends thereon. We expect to issue the preferred shares in a private transaction not subject to the registration requirements of the Securities Act or the securities regulations under any other jurisdiction.

      Liquidation Preference. Holders of the preferred shares have a preference equal to the purchase price per preferred share plus accrued and unpaid dividends thereon and will also participate with the common shares in available assets.

      Maturity. The preferred shares do not have a maturity date.

      Dividends. Each of WH Holdings preferred shares is entitled to receive cash dividends at a rate per annum equal to 12% of the original issue price. Unpaid dividends compound on a quarterly basis. All dividends are cumulative from the date of issuance, whether or not earned or declared. Upon automatic conversion of the preferred shares, accrued and unpaid dividends shall be paid by WH Holdings, at the election of WH Holdings, in cash or in common shares. The Notes and the senior credit facilities restrict the payment of cash dividends by WH Intermediate Holdings and its subsidiaries to WH Holdings.

      Voting. The holders of preferred shares are entitled to vote on all matters submitted to WH Holding’s shareholders for a vote, together with the holders of common shares, all voting together as a single class.

      Ranking. The preferred shares rank senior to all other capital stock.

      Conversion. The preferred shares shall automatically convert on the earlier of (x) an IPO and (y) a merger or sale or other change of control of WH Holdings. Each preferred share will convert into a unit consisting of (i) the right to receive cash equal to the original issue price per preferred share and (ii) one common share subject to anti-dilution adjustment.

      Anti-Dilution. The preferred shares have customary anti-dilution adjustments for structural changes and certain preemptive rights with respect to dilutive equity issuances.

      Other Rights or Restrictions. Preferred shares issued to distributors are subject to repurchase rights, restrictions on transfer, bring-along rights and will benefit from the registration rights and tag-along rights described elsewhere herein.

Others

      Mr. Sandler and Frank P. Morse, two former senior executives of the Company, were minority shareholders in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries were $495,000 for 2001 and $1,441,000 for 2002.

Item 14.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or materials weaknesses, and therefore there were no corrective actions taken.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements. The following financial statements of WH Intermediate Holdings Ltd. are filed as part of this Form 10-K on the pages indicated:

WH INTERMEDIATE HOLDINGS LTD. AND SUBSIDIARIES

Page
No.

Independent Auditors’ Report	50
Consolidated Balance Sheets as of December 31, 2002 and 2001	51
Consolidated Statements of Income for the Seven Months ended July 31, 2002, the Five Months ended December 31, 2002 and the Years ended December 31, 2001 and 2000	52
Consolidated Statements of Changes In Stockholders’ Equity for the Seven Months ended July 31, 2002, the Five Months ended December 31, 2002 and the Years ended December 31, 2001 and 2000	53
Consolidated Statements of Cash Flows for the Seven Months ended July 31, 2002, the Five Months ended December 31, 2002 and the Years ended December 31, 2001 and 2000	54
Notes to Consolidated Financial Statements	55-86

2.	Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K.

      None.

WH INTERMEDIATE HOLDINGS LTD.

Page
No.

Independent Auditors’ Report	50
Consolidated Balance Sheets as of December 31, 2002 and 2001	51
Consolidated Statements of Income for the Seven Months ended July 31, 2002, the Five Months ended December 31, 2002 and the Years ended December 31, 2001 and 2000	52
Consolidated Statements of Changes In Stockholders’ Equity for the Seven Months ended July 31, 2002, the Five Months ended December 31, 2002 and the Years ended December 31, 2001 and 2000	53
Consolidated Statements of Cash Flows for the Seven Months ended July 31, 2002, the Five Months ended December 31, 2002 and the Years ended December 31, 2001 and 2000	54
Notes to Consolidated Financial Statements	55-86

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of WH Intermediate Holdings Ltd:

      We have audited the accompanying consolidated balance sheet of WH Intermediate Holdings Ltd. and subsidiaries (the “Successor”) as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the five-month period ended December 31, 2002. We have also audited the consolidated balance sheet of Herbalife International, Inc. and subsidiaries (the “Predecessor”), a wholly owned subsidiary of the Successor, as of December 31, 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the seven-month period ended July 31, 2002 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of Successor and Predecessor management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2002, and the results of its operations and its cash flows for the five-month period ended December 31, 2002, and the financial position of the Predecessor as of December 31, 2001, and the results of its operations and its cash flows for the seven-month period ended July 31, 2002 and for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 19, 2003

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

		2002	2001
	Notes	(Successor)	(Predecessor)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2	$64,201,000	$179,237,000
Marketable securities	2	1,272,000	21,944,000
Receivables, net of allowance for doubtful accounts of $3,257,000 (2002) and $1,466,000 (2001), including related party receivables of $1,100,000 (2002) and $736,000 (2001)	2,6,8	29,677,000	27,609,000
Inventories	2,3	56,868,000	72,208,000
Prepaid expenses and other current assets		16,075,000	14,379,000
Deferred income taxes	2,13	26,708,000	27,741,000

Total current assets		194,801,000	343,118,000

Property — at cost:	2,5
Furniture and fixtures		5,144,000	18,900,000
Equipment		41,598,000	90,440,000
Leasehold improvements		7,045,000	32,393,000

		53,787,000	141,733,000
Less accumulated depreciation and amortization		(7,675,000)	(81,026,000)

		46,112,000	60,707,000

Deferred Compensation Assets	6,7	31,922,000	43,221,000
Other Assets	8	5,327,000	2,922,000
Deferred Income Taxes	2,13	—	16,831,000
Deferred Financing Costs, net of accumulated amortization of $3,446,000 (2002)	8	38,310,000	—
Marketing Franchise	2	180,000,000	—
Trademarks and Tradenames	2	130,000,000	—
Product Certifications and Other Intangible Assets, net of accumulated amortization of $1,542,000 (2002)	2	5,858,000	250,000
Goodwill, net of accumulated amortization of $2,119,000 (2001)	2,15	211,063,000	3,286,000

TOTAL		$843,393,000	$470,335,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		$21,799,000	$19,793,000
Royalty overrides	2	69,062,000	58,202,000
Accrued compensation		22,443,000	22,712,000
Accrued expenses		47,342,000	36,203,000
Dividends payable		—	4,720,000
Current portion of long-term debt	4,5,8	19,160,000	9,395,000
Advance sales deposits	2	6,307,000	5,800,000
Income taxes payable	2,9,13	11,782,000	8,480,000

Total current liabilities		197,895,000	165,305,000

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	4,5,8	284,839,000	1,217,000
Deferred compensation liability	6,7	32,082,000	35,678,000
Deferred income taxes		110,707,000	—
Other non-current liabilities		2,524,000	5,548,000

Total liabilities		628,047,000	207,748,000

Minority Interest	2,8	—	1,671,000

Commitments and Contingencies	5,6,7,9
STOCKHOLDERS’ EQUITY:	2,10
Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding (December 31, 2002)		—	—
Class A Common Stock, $0.01 par value; 33,333,333 shares authorized, 11,212,696 (2001) shares issued and outstanding		—	112,000
Class B Common Stock, $0.01 par value; 66,666,667 shares authorized, 20,293,759 (2001) shares issued and outstanding		—	203,000
Paid-in capital in excess of par value		192,776,000	77,717,000
Retained earnings		22,709,000	194,415,000
Accumulated other comprehensive loss	2,12	(139,000)	(11,531,000)

Total stockholders’ equity		215,346,000	260,916,000

TOTAL		$843,393,000	$470,335,000

See the accompanying notes to consolidated financial statements.

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME

For the Seven Months Ended July 31, 2002, the Five Months Ended December 31, 2002,
and the Years Ended December 31, 2001 and 2000

		2002		2001	2000

		January 1 to	August 1 to	Year ended	Year ended
		July 31	December 31	December 31	December 31
	Notes	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Retail sales	2	$1,047,690,000	$731,505,000	$1,656,168,000	$1,764,851,000
Less — distributor allowances on product purchases	2	492,997,000	345,145,000	774,513,000	820,723,000
Handling and freight income		89,495,000	63,164,000	138,475,000	141,356,000

Net sales	2	644,188,000	449,524,000	1,020,130,000	1,085,484,000
Cost of sales	8	140,553,000	95,001,000	241,522,000	268,992,000

Gross profit		503,635,000	354,523,000	778,608,000	816,492,000
Royalty overrides	2	227,233,000	159,915,000	355,225,000	382,322,000
Marketing, distribution and administrative expenses	2,12	207,390,000	135,324,000	354,608,000	363,731,000
Merger/ Buy-out transaction expenses	4	54,708,000	—	—	9,498,000
Interest expense (income) — net		(1,364,000)	21,435,000	(3,413,000)	(2,354,000)

Income before income taxes and minority interest		15,668,000	37,849,000	72,188,000	63,295,000
Income taxes	2,9,13	6,267,000	15,140,000	28,875,000	25,318,000

Income before minority interest		9,401,000	22,709,000	43,313,000	37,977,000
Minority interest		189,000	—	725,000	1,058,000

NET INCOME		$9,212,000	$22,709,000	$42,588,000	$36,919,000

See the accompanying notes to consolidated financial statements.

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Seven Months Ended July 31, 2002, the Five Months Ended December 31, 2002,
and the Years Ended December 31, 2001 and 2000

			Paid in
			Capital in
	Common	Common	Excess of	Retained
Predecessor	Stock A	Stock B	Par Value	Earnings

Balance at January 1, 2000	$100,000	$187,000	$55,390,000	$150,712,000
Issuance of 148,328 shares of Class A Common Stock and 344,711 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other	2,000	3,000	3,403,000	(14,000)
Additional capital from tax benefit of 1991 stock option plan			67,000
Net income				36,919,000
Translation adjustments
Unrealized gain on marketable securities
Total comprehensive income
Cash dividends declared				(17,358,000)

Balance at December 31, 2000	$102,000	$190,000	$58,860,000	$170,259,000
Issuance of 1,061,859 shares of Class A Common Stock and 1,298,965 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other	10,000	13,000	17,434,000	10,000
Additional capital from tax benefit of 1991 stock option plan			1,423,000
Net income				42,588,000
Translation adjustments
Unrealized gain on marketable securities
Cumulative effect of accounting change
Net change in derivative instruments
Total comprehensive income
Cash dividends declared				(18,442,000)

Balance at December 31, 2001	$112,000	$203,000	$77,717,000	$194,415,000
Issuance of 346,695 shares of Class A Common Stock and 1,139,237 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other	4,000	11,000	10,531,000
Additional capital from revaluation of stock options			980,000
Additional capital from tax benefit of 1991 stock option plan			3,042,000
Other			375,000
Net income				9,212,000
Translation adjustments
Unrealized gain on marketable securities
Net change in derivative instruments
Total comprehensive income
Cash dividends declared				(4,962,000)

Balance at July 31, 2002	$116,000	$214,000	$92,645,000	$198,665,000

Successor

Issuance of 1 share of Common Stock under the merger agreement			$192,776,000
Net income				$22,709,000
Translation adjustments
Unrealized gain on marketable securities
Net change in derivative instruments
Total comprehensive income

Balance at December 31, 2002			$192,776,000	$22,709,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
	Comprehensive	Stockholder’s	Comprehensive
Predecessor	Income	Equity	Income

Balance at January 1, 2000	$213,000	$206,602,000
Issuance of 148,328 shares of Class A Common Stock and 344,711 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other		3,394,000
Additional capital from tax benefit of 1991 stock option plan		67,000
Net income		36,919,000	$36,919,000
Translation adjustments	(7,229,000)	(7,229,000)	(7,229,000)
Unrealized gain on marketable securities	6,000	6,000	6,000

Total comprehensive income		—	$29,696,000

Cash dividends declared		(17,358,000)

Balance at December 31, 2000	$(7,010,000)	$222,401,000
Issuance of 1,061,859 shares of Class A Common Stock and 1,298,965 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other		17,467,000
Additional capital from tax benefit of 1991 stock option plan		1,423,000
Net income		42,588,000	$42,588,000
Translation adjustments	(6,817,000)	(6,817,000)	(6,817,000)
Unrealized gain on marketable securities	12,000	12,000	12,000
Cumulative effect of accounting change	909,000	909,000	909,000
Net change in derivative instruments	1,375,000	1,375,000	1,375,000

Total comprehensive income		—	$38,067,000

Cash dividends declared		(18,442,000)

Balance at December 31, 2001	$(11,531,000)	$260,916,000
Issuance of 346,695 shares of Class A Common Stock and 1,139,237 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other		10,546,000
Additional capital from revaluation of stock options		980,000
Additional capital from tax benefit of 1991 stock option plan		3,042,000
Other		375,000
Net income		9,212,000	$9,212,000
Translation adjustments	1,428,000	1,428,000	1,428,000
Unrealized gain on marketable securities	14,000	14,000	14,000
Net change in derivative instruments	(2,023,000)	(2,023,000)	(2,023,000)

Total comprehensive income		—	$8,631,000

Cash dividends declared		(4,962,000)

Balance at July 31, 2002	$(12,112,000)	$279,528,000

Successor

Issuance of 1 share of Common Stock under the merger agreement		$192,776,000
Net income		22,709,000	$22,709,000
Translation adjustments	$302,000	302,000	302,000
Unrealized gain on marketable securities	4,000	4,000	4,000
Net change in derivative instruments	(445,000)	(445,000)	(445,000)

Total comprehensive income		—	$22,570,000

Balance at December 31, 2002	$(139,000)	$215,346,000

See the accompanying notes to consolidated financial statements.

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Seven Months Ended July 31, 2002, the Five Months Ended December 31, 2002,
and the Years Ended December 31, 2001 and 2000

	2002		2001	2000

	January 1 to	August 1 to	Year ended	Year ended
	July 31	December 31	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,212,000	$22,709,000	$42,588,000	$36,919,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,722,000	11,424,000	18,056,000	15,693,000
Amortization of deferred financing costs	—	3,534,000	—	—
Deferred income taxes	3,186,000	(16,981,000)	(3,036,000)	(8,889,000)
Unrealized foreign exchange loss	2,448,000	433,000	383,000	2,702,000
Minority interest in earnings	189,000	—	725,000	1,058,000
Other	2,338,000	(718,000)	515,000	882,000
Changes in operating assets and liabilities:
Receivables	(11,712,000)	10,756,000	(3,867,000)	4,116,000
Inventories	11,462,000	3,576,000	24,154,000	(2,937,000)
Prepaid expenses and other current assets	(14,107,000)	9,978,000	(5,542,000)	(70,000)
Accounts payable	14,831,000	(11,912,000)	2,135,000	(1,564,000)
Royalty overrides	3,948,000	3,940,000	(8,206,000)	7,809,000
Accrued expenses and accrued compensation	1,895,000	(7,611,000)	15,557,000	(8,675,000)
Advance sales deposits	3,230,000	(3,277,000)	(163,000)	(2,195,000)
Income taxes payable	718,000	11,628,000	5,452,000	(478,000)
Deferred compensation liability	(1,459,000)	(1,126,000)	6,714,000	1,770,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,901,000	36,353,000	95,465,000	46,141,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(4,741,000)	(2,190,000)	(10,940,000)	(24,952,000)
Proceeds from sale of property	191,000	46,000	145,000	149,000
Net changes in marketable securities	20,691,000	(2,000)	7,981,000	(28,751,000)
Other assets	(2,300,000)	(421,000)	(1,644,000)	6,970,000
Deferred compensation assets	5,154,000	6,145,000	(11,908,000)	(3,384,000)
Acquisition of Herbalife International, Inc. (net of cash acquired of $201,821,000)	—	(449,073,000)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,995,000	(445,495,000)	(16,366,000)	(49,968,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,682,000)	—	(18,094,000)	(17,285,000)
Distributions to minority interest	(4,598,000)	—	(1,272,000)	(1,452,000)
Borrowings from long-term debt	29,000	1,757,000	1,903,000	2,392,000
Principal payments on long-term debt	(3,799,000)	(51,069,000)	(3,460,000)	(1,128,000)
Increase in deferred financing costs	(27,788,000)	(13,693,000)	—	—
Exercise of stock options	10,546,000	—	17,467,000	3,394,000
Equity contributions	—	200,000,000	—	—
Assumption of shareholder acquisition expense	—	(7,223,000)	—	—
Borrowings from term loan and issuance of senior sub. notes	—	342,882,000	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(35,292,000)	472,654,000	(3,456,000)	(14,079,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	980,000	689,000	(6,742,000)	(10,038,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,584,000	64,201,000	68,901,000	(27,944,000)
CASH AND CASH EQUIVALENTS — BEGINNING	179,237,000	—	110,336,000	138,280,000

CASH AND CASH EQUIVALENTS — ENDING	$201,821,000	$64,201,000	$179,237,000	$110,336,000

CASH PAID DURING THE YEAR:
Interest Paid	$287,000	$3,824,000	$1,079,000	$1,109,000

Income Taxes Paid	$16,479,000	$10,986,000	$28,693,000	$31,026,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$2,058,000	$1,409,000	$3,811,000	$431,000

See the accompanying notes to consolidated financial statements.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

      WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux CM”), and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”). The Parent and its subsidiaries, including Herbalife, are referred to collectively herein as the Company.

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

      The merger has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the acquired assets and liabilities have been recorded at fair value. Because of this, different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements. In the future, the primary differences will relate to additional interest expense on the new debt and amortization of deferred financing costs recorded at the date of the merger.

      The total purchase price of approximately $651.5 million was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair value as of the closing date using valuations and other studies that have substantially been finalized. The final allocation of the purchase price may differ

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the preliminary amounts included herein. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in millions):

At July 31,
2002

Current assets	$388.7
Property	52.0
Marketing franchise	180.0
Trademark and tradename	130.0
Product certifications and other intangible assets	7.4
Goodwill	211.1
Other long-term assets	42.6

Total assets acquired	$1,011.8

Current liabilities	$209.4
Other non-current liabilities	34.9
Long-term debt	1.2
Deferred income taxes	114.8

Total liabilities assumed	$360.3

Net assets acquired	$651.5

      Among the intangible assets, marketing franchise, trademarks and tradenames are not subject to amortization. Product certifications have an expected life of two years. None of the goodwill is expected to be deductible for tax purposes.

      In connection with the merger, the Predecessor incurred transaction expenses and stock option payments of approximately $54.7 million, which have been reflected in the Predecessor financial statements. In addition, the Company incurred debt issuance costs of approximately $41.8 million, which have been capitalized as deferred financing costs in the Company’s consolidated balance sheet.

      The following pro forma results for the years ended December 31, 2002 and 2001 are based on the historical financial statements of the Predecessor, adjusted to give effect to the merger and related financing transactions as if the transactions had occurred at the beginning of each period presented (in millions).

	Year ended
	December 31

	2002	2001

Net Sales	$1,093.7	$1,020.1
Net Income	$39.4	$13.9

      The merger was financed through:

•	gross proceeds of $162.9 million from sale of Senior Subordinated Notes (as defined in Note 4 herein) (face value of $165.0 million);

•	borrowings of $180.0 million under the $205.0 million Senior Credit Facility (as defined in Note 4 herein);

•	contributions of net proceeds of $24.0 million by WH Holdings from the sale of its $38 million of 15.5% Senior Notes (the “Senior Notes”) (face value $38.0 million);

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	contributions by Whitney, Golden Gate and selected members of Herbalife’s distributor organization and senior management of $176.0 million from the sale of 12% Series A Cumulative Convertible Preferred Shares of WH Holdings (the “Preferred Shares”) by WH Holdings; and

•	use of available cash balances of Herbalife of approximately $217.1 million.

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

      The Successor financial statements as of December 31, 2002 and for the five months ended December 31, 2002 include the Parent, and all of its direct and indirect subsidiaries, including Herbalife, from the date of the merger. The Successor financial statements also include interest expense and amortization of debt issuance costs incurred prior to the consummation of the merger.

      As a result of the merger and related financing transactions, results prior to the merger are not comparable with those subsequent to the merger.

Reclassifications

      Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. The adoption of SFAS No. 142, SFAS No. 144, and EITF Issue No. 01-09 had no material impact on the Company’s financial statements.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The adoption of SFAS 145 had no material impact on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have material impact to the Company’s financial statements.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements and its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2002. The Company is currently evaluating the potential impact of the adoption of FIN 45 on its financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative method of accounting for stock-based employer compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair value based method of accounting for stock-based employee compensation and believes the statement will not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires that Variable Interest Entities be consolidated by an entity (“company”) if the company is subject to a majority of the risk of loss from the Variable Interest Entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is currently evaluating the potential impact of the adoption of FIN 46 on its financial statements.

Significant Accounting Policies

Consolidation Policy

      The consolidated financial statements for the period beginning August 1, 2002 include the accounts of the Parent and its subsidiaries and for the periods prior to August 1, 2002 include the accounts of Herbalife and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

Translation of Foreign Currencies

      Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Transaction losses, which include the cost of forward exchange and option contracts, were $414,000, $1,389,000, $549,000 and $7,661,000 for the seven months ended July 31, 2002, the five months ended December 31, 2002 and the years ended December 31, 2001 and 2000, respectively and are included in marketing, distribution and administrative expenses in the accompanying consolidated statements of income.

Forward Exchange Contracts and Option Contracts

      The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company also enters into interest rate caps in managing its interest rate risk on its variable rate term loan. The Company does not use the contracts for trading purposes.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, established accounting and reporting

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $909,000 ($545,000 net of tax) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001.

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

Fair Value of Financial Instruments

      The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

      The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. Marketable securities are based on the quoted market prices for these instruments. Foreign exchange contracts are based on exchange rates at period end. The fair value of option and forward contracts are based on dealer quotes. The book values of the Company’s variable rate debt instruments are considered to approximate their fair values because of interest rates of those instruments approximate current rates offered to the Company. The fair values for fixed rate borrowings have been determined based on recent market trade values.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

Long-Lived Assets

      Depreciation of furniture, fixtures and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

      Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

      Prior to January 1, 2002, goodwill was being amortized over periods ranging from fifteen to forty years. Effective January 1, 2002, in connection with the adoption of SFAS 142, amortization of goodwill was discontinued. Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected life, which is two years for product certifications. The annual estimated amortization expense for product certifications for the current and succeeding years is $1,542,000 (2002), $3,700,000 (2003), $2,158,000 (2004) and zero (thereafter).

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

Minority Interest

      Minority interest represents minority ownership interest in Herbalife of Japan K.K. The Company repurchased all of the shares of the minority stockholders prior to the merger.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      At December 31, 2002, WH Holdings (Cayman Islands) Ltd. has three stock-based compensation plans, which are described more fully in Note 10. The Company accounts for these stock-based plans under Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and provides proforma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123). No stock-based employee compensation cost was reflected in net income for the five months ended December 31, 2002, as all options granted under these plans had exercise prices greater than the fair value of the underlying common stock on the date of grant. Under the predecessors stock option plans, no stock-based employee compensation cost was recorded as all options granted under those plans had an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant. The following table illustrates the effect on net income if the company had applied the fair value recognition provision of SFAS 123:

	2002		2001	2000

	January 1 to	August 1 to	Year ended	Year ended
	July 31	December 31	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Net income	$9,212,000	$22,709,000	$42,588,000	$36,919,000
Stock-based compensation excluded from reported net income	429,000	—	1,210,000	2,905,000

Pro forma net income	$8,783,000	$22,709,000	$41,378,000	$34,014,000

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Inventories

      Inventories consist primarily of finished goods available for resale and can be categorized as follows:

	December 31,

	2002	2001

Inner nutrition	$41,482,000	$46,395,000
Outer nutrition	8,231,000	15,679,000
Literature, promotional and others	7,155,000	10,134,000

Total	$56,868,000	$72,208,000

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2002	2001

Senior subordinated notes	$162,992,000	—
Borrowings under Senior Credit Facility	135,000,000	—
Capitalized leases, due in monthly installments through 2005 (Note 5)	3,252,000	3,439,000
Other debt	2,755,000	7,173,000

Total	303,999,000	10,612,000
Less current portion	19,160,000	9,395,000

Long-term portion	$284,839,000	$1,217,000

      Interest expense was $213,000, $22,588,000, $354,000 and $223,000 for the seven months ended July 31, 2002, the five months ended December 31, 2002, and the years ended December 31, 2001 and 2000, respectively.

      In connection with the merger, the Parent and its affiliates consummated certain related financing transactions, including the issuance by WH Acquisition on June 27, 2002 of $165.0 million of 11 3/4% Senior Subordinated Notes (the “Senior Subordinated Notes”) issued at 98.716% of par, due July 15, 2010. Interest is to be paid semiannually on January 15th and July 15th, of each year (the first payment of which was made on January 15, 2003). In conjunction with this financing, the Company incurred $25.1 million of debt issuance costs, which are being amortized, over the term of the debt. The fair value of the Senior Subordinated Notes was $165 million at December 31, 2002.

      In addition, Herbalife entered into a Credit Agreement dated as of July 31, 2002 among Herbalife, as borrower, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent (the “Credit Agreement”), which provides for a term loan amount of $180.0 million and a revolving credit facility in the amount of $25.0 million (collectively, the “Senior Credit Facility”). In conjunction with this financing, the Company incurred $16.4 million of debt issuance costs, which are being amortized over the term of the debt using the effective interest method. The revolving credit facility is available until July 31, 2007. The term loan and the revolving credit facility bear interest, at the option of the Company, at either the alternate base rate or the LIBOR rate plus in each case an applicable margin. The base rate applicable margin for the term loan is 3.00%, while the LIBOR rate applicable margin is 4.00%. As of December 31, 2002, the revolving credit facility had no amounts borrowed. As of December 31, 2002 the Company had selected the LIBOR rate alternative (three months) with the December 31, 2002 interest rate of 5.8%. The base rate applicable margin for the revolving credit facility is 2.75%, while the LIBOR rate applicable margin is 3.75%. Per the terms of the Senior Credit Facility, on October 30, 2002, the Company purchased a three-year 5% LIBOR interest rate cap covering $43.75 million of the outstanding bank term loan debt under the Senior Credit Facility.

      The Senior Subordinated Notes and the Senior Credit Facility are guaranteed by the Guarantors (as defined in Note 16 herein). The Senior Credit Facility is also guaranteed by WH Holdings. The obligations under the Senior Credit Facility are secured by (i) first priority pledges of (A) all of the stock of the Guarantors and (B) 65% of the equity interests of the foreign subsidiaries of Herbalife that are not Guarantors other than HIIP Investment Co., LLC, Herbalife Foreign Sales Corporation, Importadora Y Distribuidora Herbalife International de Chile Limitada, Herbalife International Greece S.A., Herbalife Hungary Trading, Limited, PT Herbalife Indonesia, Herbalife International SBN.BHD, HBL International Maroc S.à.R.L,

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Herbalife International Products N.V., Herbalife International Holdings, Inc., Herbalife International, S.A., Herbalife Dominicana, S.A., and Herbalife Del Ecuador, S.A. and (ii) security interests in and liens on all accounts receivable, inventory and other property and assets of WH Holdings and the Guarantors (other than the escrow account for interest on the Senior Notes).

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

      In December 2002, the Company and its lenders amended the Credit Agreement. Under the terms of the amendment, the Company made a prepayment of $40 million on December 30, 2002. Due to this prepayment, the lenders waived the December 31, 2002 and March 31, 2003 mandatory amortization payments of $7.5 million along with the mandatory 50% Excess Cash Flow payment for the year ended December 31, 2002. In addition, the Company was allowed to pay certain monitoring fees for fiscal year 2002 that under the terms of the original Credit Agreement were to be accrued, but not paid until the obligations under the Credit Agreement had been paid in full. (See Note 8). The future principal payments were also modified so that the Company is obligated to pay approximately $2.2 million on June 30, 2003 and $6.5 million in each subsequent quarter beginning September 30, 2003 through March 31, 2008, with the final payment on June 30, 2008 being approximately $8.7 million. The Company was granted the right to make prepayments, up to $25 million in aggregate principal, on the Senior Subordinated Notes over the life of the Credit Agreement provided that the Company meets an agreed upon leverage ratio.

      Annual scheduled payments of long-term debt are: $19,160,000 (2003), $27,549,000 (2004), $26,797,000 (2005), $26,129,000 (2006), $26,129,000 (2007) and $178,235,000 (thereafter).

      As of December 31, 2001, the Company had lines of credit (the “Lines of Credit”) for use in Turkey and India under separate agreements from two separate banks which provided for unsecured borrowings of up to $8,000,000 and bore interest at LIBOR plus a negotiated spread. The outstanding borrowings under the Lines of Credit were $6,566,000 at December 31, 2001. In June and September 2002, the Company repaid these borrowings. The Company also had other borrowings of $2,755,000 at December 31, 2002 and $607,000 at December 31, 2001.

      As of December 31, 2001, the Company had $15.4 million of credit facilities which supported letters of credit, guarantees and borrowings. As of December 31, 2001, the Company had $1.2 million of letters of credit, $2.7 million of guarantees, and $6.6 million of borrowings outstanding.

5.     Lease Obligations

      The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2011. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2002 were as follows:

	Operating	Capital

2003	$14,241,000	$2,252,000
2004	10,868,000	873,000
2005	8,001,000	263,000
2006	3,845,000	—
2007	1,548,000	—
Thereafter	1,909,000	—

Total	$40,412,000	3,388,000

Less: Amounts included above representing interest		136,000

Present value of net minimum lease payments		$3,252,000

      Rental expense for the seven months ended July 31, 2002, the five months ended December 31, 2002, and the years ended December 31, 2001 and 2000 was $11,592,000, $ 8,603,000, $19,998,000 and $21,961,000, respectively.

      Property under capital leases is included in property on the accompanying consolidated balance sheets as follows:

	December 31,

	2002	2001

Equipment	$9,927,000	$8,995,000
Less: accumulated amortization	(6,842,000)	(5,124,000)

Total	$3,085,000	$3,871,000

6.     Employee Compensation Plans

      In addition to the stock option plans discussed in Note 10, the Company had an incentive compensation plan: the 1994 Performance-Based Annual Incentive Compensation Plan (the “1994 Plan”). The 1994 Plan provided additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants was determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the 1994 Plan for the seven months ended July 31, 2002, and the years ended December 31, 2001 and 2000 were $1,179,000, $3,468,000, and $4,578,000, respectively. The 1994 Plan was terminated on July 31, 2002.

      In accordance with the 1994 Plan, the Company advanced targeted performance bonus amounts to the participants. As of December 31, 2001, the remaining outstanding principal and accrued interest was $331,000, and was included in receivables on the accompanying consolidated balance sheets. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bore interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rate for the outstanding advances was 4.25% at December 31, 2001.

      The Company also maintains a profit sharing plan pursuant to Sections 401 (a) and (k) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. Participants are partially

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested in the Company contributions after one year and fully vested after five years. The Company contributed $835,000, $551,000, $1,344,000 and $1,167,000 for the seven months ended July 31, 2002, the five months ended December 31, 2002, and the years ended December 31, 2001 and 2000, respectively.

      In 1996, the Company implemented two non-qualified, deferred compensation plans for select groups of management: the “Management Plan” and the “Senior Executive Plan”. The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (the “Annual Deferral Amount”). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan. Before January 1, 2002, the matching contributions were 100% of the amount deferred by each participant up to (1) 15% of the participant’s annual base salary in the case of a participant who is an Executive Vice President, (2) 12.5% of the participant’s annual base salary in the case of a participant who is a Senior Vice President, and (3) 10% (or such greater percentage, not to exceed 15%, that the Deferred Compensation Committee may determine in the case of any particular participant) of the participant’s annual base salary in the case of any other participant. Furthermore, the Compensation Committee of the Board of Directors may designate any participant to receive a matching contribution of 20% of the annual base salary if the Annual Deferral Amount of such designated participant equals or exceeds 10% of such designated participant’s annual base salary. Effective January 1, 2002, the Senior Executive Plan was amended to provide that the amount of the matching contributions is to be determined by the Company in its discretion. For 2002, the matching contribution was 7.5% of a participant’s base salary. Effective January 1, 2003, the Company’s matching contribution has been reduced to 3%.

      Each participant in either of the two deferred compensation plans has at all times a fully vested and non-forfeitable interest in each year’s contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

      In July 2002, the Company adopted an additional deferred compensation plan, the (“Supplemental Plan”). The Supplemental Plan allows employees to participate, who are highly compensated and who are eligible to participate in the Change in Control Plan. The administrative committee that manages and administers the plans (the “Deferred Compensation Committee”) allows eligible employees to defer up to 100% of their Change in Control Payments.

      Each participant in the Supplemental Plan will be deemed to have invested in funds that provide a return equal to the short-term AFR, within the meaning of the code. The entire interest of each participant in the Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant’s election to defer the Change in Control Payment, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings, which is payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability of (2) dies or otherwise terminates employment with the Company.

      The total deferred compensation expense of the three deferred compensation plans net of participant contributions was $1,908,000, $1,331,000, $3,917,000 and $2,741,000 for the seven months ended July 31, 2002, the five months ended December 31, 2002, and the years ended December 31, 2001 and 2000, respectively. The total long-term deferred compensation liability under the three deferred compensation plans was $26,157,000 and $29,941,000 at December 31, 2002 and 2001, respectively.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2001, the Company adopted an Executive Retention Plan. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after change in control, as defined.

      As a result of certain actions by Herbalife’s Board of Directors, the merger was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the merger did not result in the payment of any benefit pursuant to the Executive Retention Plan.

      The Company also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a change in control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant’s employment with the Company terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant’s account in the Executive Retention Trust will revert to the Company. A participant’s benefit under the Executive Retention Plan will be reduced if the amount would cause payment of federal excise tax.

      The deferred compensation plans and the Supplemental Executive Retirement Plan (See Note 7, Retirement Plan) are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $27,452,000 and $35,964,000 as of December 31, 2002 and 2001, respectively. The Company has also contributed to the Executive Retention Trust, which is an irrevocable trust. This irrevocable trust’s assets will be used to pay the benefits of the Executive Retention Plan and are not intended to be reachable by the Company’s creditors. The value of the assets in the irrevocable trust was $4,469,000 as of December 31, 2002.

      In 2000, the Company adopted two Change in Control Plans for Senior Management, a Change in Control Plan and a Management Employee Change in Control Plan. Pursuant to the agreements in place prior to the signing of the merger agreement, upon consummation of the merger, Messrs. Kane and Klein and Ms. Hannah each received change in control payments (after making necessary adjustments for purposes of Section 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”)) in the amounts of $2.1 million, $2.2 million and $3.2 million, respectively. Pursuant to the Herbalife Management Employee Change in Control Plan, which was in place prior to signing of the merger agreement, eligible employees that within one year after the occurrence of a Change in Control are involuntarily terminated by the Company will be entitled to receive one year of their base compensation. The agreement expires on July 31, 2003. As a result of the merger, the Change in Control Payments were made and expensed in July 2002.

7.     Retirement Plan

      In September 1997, the Company adopted a nonqualified, non-contributory Supplemental Executive Retirement Plan (“SERP”) providing retirement benefits for a select group of management and highly compensated employees. The normal retirement benefit under the SERP is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 2% of “compensation” times the number of years of participation up to 20 years. A participant becomes fully vested in his or her interest in the SERP on his or her normal or early retirement date, death, or disability, or on a change in control of the Company. If a

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant’s employment is terminated for cause, the Company has the discretion to reduce his or her vested benefit to zero. In all other cases, a participant’s vested interest is zero until he or she has completed five years of participation, and gradually increases to 100% when he or she has completed nine years of participation. The Plan Administrator has the discretion to credit a participant with additional years of participation as of his or her date of hire or commencement of participation in the SERP. The SERP was completely curtailed effective December 31, 2002. At December 31, 2002 the liability to SERP participants was $5,925,000 and participants may elect either cash payment in the first quarter of 2003 or rollover to the Company’s deferred compensation plan on January 1, 2003. The following table shows the net periodic pension cost and other data about the SERP:

	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year/inception	$11,434,000	$11,140,000
Service cost	1,370,000	1,363,000
Interest cost	748,000	746,000
Amendments	(3,095,000)	—
Actuarial (gain) loss	(3,115,000)	(414,000)
Benefits paid	(1,417,000)	(1,401,000)

Benefit obligation at end of year	$5,925,000	$11,434,000

Funded status	$(5,925,000)	$(11,434,000)
Unrecognized actuarial loss	—	587,000
Unrecognized prior service cost	—	5,110,000

Net amount recognized	$(5,925,000)	$(5,737,000)

Amounts recognized in the consolidated balance sheets Consist of:
Accrued benefit liability	$(5,925,000)	$(8,946,000)
Intangible asset	—	3,209,000

Net amount recognized	$(5,925,000)	$(5,737,000)
Weighted-average assumptions as of December 31
Discount rate	N/A	7.0%
Rate of compensation increase	N/A	4.0%
Components of net periodic benefit cost
Service cost	$1,371,000	$1,363,000
Interest cost	747,000	746,000
Amortization of prior service cost	499,000	499,000

Net periodic pension cost	$2,617,000	$2,608,000

8.     Transactions With Related Parties

      The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the five months ended December 31, 2002, the Company expensed monitoring fees in the amount of $2.1 million and capitalized debt-related services and

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in the amount of $23.4 million to Whitney and Golden Gate. Also, in connection with the Senior Credit Facility discussed in Note 4, Whitney Private Debt Fund, L.P. loaned $5.0 million of the $180 million term loan to Herbalife.

      In addition to advances described in Note 6, the Company had made additional advances to certain officers. The aggregate outstanding principal and accrued interest was $397,000 at December 31, 2001 (included in receivables on the accompanying consolidated balance sheets). Each outstanding advance is a full recourse obligation of the officer. The rates for outstanding advances were 5.48% at December 31, 2001.

      Frank P. Morse and Robert A. Sandler, two former senior executives of the Company, are minority shareholders in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries were $919,000 for the seven months ended July 31, 2002, $522,000 for the five months ended December 31, 2002, $495,000 for the year ended December 2001 and zero for the year ended December 2000.

9.     Contingencies

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

      On or about April 12, 2002, Harbor Finance Partners, allegedly an Herbalife stockholder, filed a purported class action against the Company in the District Court of Clark County in the State of Nevada, naming Herbalife, it’s board of directors and one former director as defendants and alleging a claim of breach of fiduciary duty arising out of the announced merger transaction between Herbalife and WH Holdings. The Company settled the matter in November 2002 upon payment of Plaintiff’s legal fees of $650,000 which is included in our financial statements.

      Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The complaint was dismissed with leave to amend and the amended complaint was received on January 2, 2003. The amended complaint alleges that specified marketing plans employed by the distributor defendants are illegal, attempts to challenge the legality of Herbalife’s marketing system, and seeks to state causes of action under RICO and various other laws. The Company moved to dismiss the amended complaint. A hearing on our motion to dismiss the amended complaint is scheduled for April 7, 2003. The Company believes that it has meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on its financial condition and operating results.

      In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). A second putative class action lawsuit was filed in the same court in August 2001 (Brown v. Herbalife International Inc., et al.). Herbalife has reached an oral settlement to pay plaintiff’s legal fees of $190,000 and Herbalife’s insurance company has agreed to pay 50% of the settlement amount. The settlement remains subject to documentation and court approval for which a hearing date has not yet been set.

      Whitney, one of the two equity sponsors (“equity sponsors”), has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. Whitney believes it has meritorious defenses to the suit and is vigorously contesting it. In connection with the merger, WH Holdings and the Company entered into an Indemnity Agreement with the Equity Sponsors pursuant to which WH Holdings and the Company agreed to indemnify

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Merger, including existing litigation. However, an adverse result in this litigation could have a material adverse effect on its financial condition and operating results.

      As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results given the higher level of self insurance it has accepted. We believe that we have meritorious defenses to the allegations contained in the lawsuits. At December 31, 2002, the Company maintained product liability insurance with an annual deductible of $7.5 million for all claims.

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

10.     Stockholder’s Equity

      The Company’s 1991 Stock Option Plan (“1991 Plan”), as amended, permitted the granting of non-qualified stock options to key employees and consultants to purchase 7,900,000 shares of the Company’s Class A Stock and/ or Class B Stock (less shares previously exercised) at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 2001 were granted at the fair market value of such shares on the grant date. The contractual life of the options was generally 10 years and they vested ratably over a maximum of 5 years in minimum annual installments of 20%. As part of the merger transaction, described at Note 1, all invested options outstanding as of the merger date were purchased for cash. This plan was terminated on July 31, 2002.

      WH Holdings (Cayman Islands) Ltd. Stock Option Plan (“Management Plan”). WH Holdings has established a stock option plan that provides for the grant of options to purchase common shares of WH Holdings to members of management of Herbalife following the merger. The option plan is administered by a committee appointed by the board of directors of WH Holdings. Upon conversion of the options into common shares of WH Holdings, members of management of Herbalife will be required to enter into a shareholders’ agreement and a registration rights agreement with WH Holdings. 18,717,546 shares of stock have been reserved for grant under the stock option plan.

      WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan (“Independent Directors Plan”). WH Holdings has established an independent directors stock option plan that provides for the grant of options to purchase common shares of WH Holdings to independent directors of WH Holdings. One million shares of stock have been reserved for grant under this plan.

      The Management Plan and the Independent Directors Plan (collectively, the “Plans”) call for options to be granted with exercise prices not less than the fair value of the underlying shares on the date of grant. Options under the Plans vest and become exercisable in quarterly 5% increments unless provided otherwise by the applicable grant agreement. Options granted under the plans have a contractual life of 10 years and shares issued on exercise are subject to certain repurchase provisions following a termination in employment or directorship.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Management Plan, upon termination of employment, WH Holdings and the institutional shareholders will have the right to repurchase the shares acquired upon the exercise of options within a specified period at a price equal to the greater of (a) the fair market value at the time of termination or (b) the exercise price, unless the options were granted to a senior executive. Upon termination of a senior executive, WH Holdings and the institutional shareholders have the right to repurchase the shares if such termination (i) was voluntary, due to resignation or for cause at an amount equal to the lesser of: (a) the fair market value at the time of such termination; or (b) the exercise price; (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such termination; or (b) the exercise price.

      Under the Independent Directors Plan, upon termination of an Independent Director, WH Holdings and the institutional shareholders have the right to repurchase the shares if such termination (i) was voluntary, due to resignation or for cause at an amount equal to the lesser of: (a) the fair market value at the time of such termination; or (b) the exercise price; (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such termination; or (b) the exercise price.

      At December 31, 2002, WH Holdings had granted options to purchase 800,000 shares of WH Holdings common stock under the Independent Directors Plan and options to purchase 5,861,500 shares of WH Holdings common stock under the Management Plan with exercise prices of $0.44 per share and $1.76 per share.

      Option groups outstanding at December 31, 2002, July 31, 2002, December 31, 2001 and 2000 and related option information follows:

	WH Holdings Common Stock

		Weighted Average
	Options	Exercise Price

2002 (Successor)
Outstanding at August 1	—	—
Granted	6,661,500	$1.18
Exercised	—	—
Canceled	—	—

Outstanding at August 1	6,661,500	$1.18

Available for grant at August 1	13,056,046

Total reserved shares(1)	19,717,546

Exercisable at December 31.	313,075	$1.19

Option prices per share
Granted	$0.44 - $1.76
Exercised	N/A
Weighted average fair value of options granted during the year	—

(1)	It is management’s intention not to issue shares in excess of 18.7 million shares under the various option plans.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class A Stock		Class B Stock

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

2002 (Predecessor)
Outstanding at January 1	948,000	$7.88	3,804,000	7.33
Granted	—	—	—	—
Exercised	(348,000)	7.90	(1,141,000)	6.85
Canceled	(2,000)	8.00	(32,000)	6.74
Converted	(598,000)	7.86	(2,631,000)	7.54

Outstanding at July 31	—	$—	—	—

Available for grant at December 31	—		—

Total reserved shares	—		—

Exercisable at December 31	—	$—	—	$—

Option prices per share
Granted	N/A		N/A
Exercised	$7.38 - $8.00		$6.63
Weighted average fair value of options granted during the year	N/A		N/A
2001 (Predecessor)
Outstanding at January 1	2,028,000	$7.89	4,624,000	$6.67
Granted	—		500,000	11.30
Exercised	(1,062,000)	7.89	(1,299,000)	6.52
Canceled	(18,000)	8.00	(21,000)	6.74

Outstanding at December 31	948,000	$7.88	3,804,000	$7.33

Available for grant at December 31	55,000		161,000

Total reserved shares	1,003,000		3,965,000

Exercisable at December 31.	900,000	$7.87	2,739,000	$6.75

Option prices per share
Granted	N/A		$11.30
Exercised	$7.38 - $8.00		$6.63 - $8.63
Weighted average fair value of options granted during the year	N/A		3.14

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class A Stock		Class B Stock

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

2000
Outstanding at January 1	2,218,000	$7.86	5,236,000	$6.66
Granted	—	—	—	—
Exercised	(149,000)	7.45	(345,000)	6.49
Canceled	(41,000)	7.99	(267,000)	6.74

Outstanding at December 31	2,028,000	$7.89	4,624,000	$6.67

Available for grant at December 31	37,000		640,000

Total reserved shares	2,065,000		5,264,000

Exercisable at December 31	1,807,000	$7.87	3,409,000	$6.63

Option prices per share
Granted	N/A		N/A
Exercised	$0.88 - $8.00		$0.88 - $8.63
Weighted average fair value of options granted during the year	N/A		N/A

      The fair value of the stock options granted during the periods presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2002			2001		2000

	January 1		August 1 to	Year ended		Year ended
	to July 31		December 31	December 31		December 31
	(Predecessor)		(Successor)	(Predecessor)		(Predecessor)

	Class A	Class B	Common	Class A	Class B	Class A	Class B

Risk free interest rate	N/A	N/A	3.20%	N/A	2.92%	N/A	N/A
Expected option life	N/A	N/A	5.0 years	N/A	3.0 years	N/A	N/A
Volatility	N/A	N/A	0.00%	N/A	56.67%	N/A	N/A
Dividend yield	N/A	N/A	0.00%	N/A	6.50%	N/A	N/A

      The following table summarizes information regarding option groups outstanding at December 31, 2002:

		Wtd Avg	Wtd		Wtd
		Remaining	Avg		Avg
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.44	2,917,500	10	$0.44	135,875	$0.44
$1.76	3,744,000	10	$1.76	177,200	$1.76

11.     Segment Information

      The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

      The Company has operations throughout the world (56 countries as of December 31, 2002) and is organized and managed by geographic area. Transactions between geographic segments generally represent

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

export sales from the United States to foreign operations. Information reviewed by the Company’s chief operating decision makers on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is as follows:

	2002		2001	2000

	January 1 to	August 1 to	Year ended	Year ended
	July 31	December 31	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

	(Dollars in millions)
Total retail sales:
United States	$301.0	$187.7	$441.7	$453.0
Japan	143.7	97.4	304.5	406.9
South Korea	69.6	43.5	114.9	127.9
Mexico	63.8	44.7	98.3	75.2
German Group(1)	84.1	62.7	110.8	99.5
Italy	60.0	39.3	107.4	101.8
Others	325.5	256.2	478.6	500.6

Total Retail Sales	$1,047.7	$731.5	$1,656.2	$1,764.9

Net Sales:
United States	$189.1	$117.3	$278.8	$284.4
Japan	84.0	57.1	178.1	238.0
South Korea	46.8	29.8	77.1	86.0
Mexico	38.3	26.7	59.1	45.4
German Group(1)	52.2	39.0	69.4	62.6
Italy	36.8	24.2	66.5	63.0
Others	197.0	155.4	291.1	306.1

Total Net Sales	$644.2	$449.5	$1,020.1	$1,085.5

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002		2001	2000

	January 1 to	August 1 to	Year ended	Year ended
	July 31	December 31	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

	(Dollars in millions)
Operating Margin(2):
United States	$79.5	$47.0	$111.9	$97.4
Japan	39.5	27.9	86.3	117.2
South Korea	24.9	16.5	42.6	47.2
Mexico	16.0	11.8	24.0	15.3
German Group(1)	21.5	18.0	25.3	22.8
Italy	16.9	12.0	25.3	24.7
Others	78.1	61.3	108.0	109.5

Total Operating Margin	$276.4	$194.5	$423.4	$434.1

Marketing, Distribution and Administrative Expenses	$207.4	$135.3	$354.6	$363.7
Merger/buyout transaction expenses	54.7	—	—	9.5
Interest expense (income), net	(1.4)	21.4	(3.4)	(2.4)

Income before income taxes and minority interest	15.7	37.8	72.2	63.3
Income taxes	(6.3)	(15.1)	(28.9)	(25.3)
Minority interest	(0.2)	—	(0.7)	(1.1)

Net income	$9.2	$22.7	$42.6	$36.9

Retail Sales by Product Line:
Inner Nutrition	$930.0	$647.5	$1,452.5	$1,513.5
Outer Nutrition	107.7	74.3	178.2	200.6
Literature, Promotional and Other	10.0	9.7	25.5	50.8

Total Retail Sales	$1,047.7	$731.5	$1,656.2	$1,764.9

Distributor Allowances	(493.0)	(345.1)	(774.5)	(820.7)
Handling and Freight Income	89.5	63.1	138.4	141.3

Net Sales	$644.2	$449.5	$1,020.1	$1,085.5

Capital Expenditures:
United States	$5.4	$2.6	$11.5	$14.4
Japan	0.1	0.1	0.4	1.2
South Korea	—	—	0.1	1.1
Mexico	—	0.1	0.2	0.7
German Group(1)	0.1	—	0.1	0.4
Italy	—	0.1	—	0.4
Others	1.2	0.7	2.5	7.2

Total Capital Expenditures	$6.8	$3.6	$14.8	$25.4

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2002	2001
	(Successor)	(Predecessor)

Total Assets:
United States	$677.5	$283.0
Japan	27.7	32.6
South Korea	21.2	23.0
Mexico	8.0	9.4
German Group(1)	7.0	9.1
Italy	5.2	11.6
Others	96.8	101.6

Total Assets	$843.4	$470.3

Goodwill:
United States	$88.4	$—
Japan	55.5	3.3
South Korea	39.1	—
Mexico	17.2	—
German Group(1)	7.8	—
Italy	3.1	—
Others	—	—

Total Goodwill	$211.1	$3.3

(1)	Germany group includes the operations of Germany, Austria and Switzerland.

(2)	Operating margin represents gross profit less royalty overrides.

12.	Derivative Instruments and Hedging Activities

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

      The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at December 31, 2002, the maximum length of time over which the Company is hedging these exposures is 6 months. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”). At December 31, 2002, the net loss in OCI was $445,000. Substantially, all OCI amounts will be reclassified to earnings within 12 months.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

      The components of income before income taxes are:

	2002		2001	2000

	January 1	August 1 to	Year ended	Year ended
	to July 31	December 31	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Domestic	$3,470,000	$8,382,000	$49,951,000	$14,198,000
Foreign	12,198,000	29,467,000	22,237,000	49,097,000

	$15,668,000	$37,849,000	$72,188,000	$63,295,000

      Income taxes are as follows:

	2002		2001	2000

	January 1	August 1 to	Year ended	Year ended
	to July 31	December 1	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Current:
Foreign	$7,313,000	$17,667,000	$17,745,000	$25,377,000
Federal	(1,895,000)	(4,578,000)	12,021,000	7,289,000
State	377,000	911,000	2,145,000	1,541,000
Deferred:
Foreign	(587,000)	(1,419,000)	3,675,000	(10,455,000)
Federal	1,133,000	2,738,000	(6,557,000)	1,541,000
State	(74,000)	(179,000)	(154,000)	25,000

	$6,267,000	$15,140,000	$28,875,000	$25,318,000

      The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,

	2002	2001

Deferred income tax assets:
Intercompany profit in inventory	$3,508,000	$6,308,000
Accruals not currently deductible	13,462,000	19,233,000
Accrued foreign withholding tax on unremitted earnings	2,778,000	1,453,000
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	24,765,000	6,858,000
Less valuation allowance	(20,051,000)	(3,468,000)
Depreciation/amortization	718,000	16,000
Deferred compensation plan	13,085,000	13,370,000
Accrued state income taxes	5,000	—
Accrued vacation	1,637,000	1,883,000
Unrealized foreign exchange	6,195,000	2,659,000
Other	(1,824,000)	2,071,000

	$44,278,000	$50,383,000

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001

Deferred income tax liabilities:
Intangible assets	$126,343,000	$795,000
Inventory deductibles	1,934,000	5,016,000

	$128,277,000	$5,811,000

Net	$(83,999,000)	$44,572,000

      At December 31, 2002, the Company’s deferred income tax asset for U.S. foreign tax credits of $22,421,000 and net operating loss carryforwards of certain foreign subsidiaries of $5,122,000 was reduced by a valuation allowance of $20,051,000. If tax benefits are recognized in the future through reduction of the valuation allowance, $18,345,000 of such benefits will be allocated to reduce goodwill.

      The net operating loss carryforwards expire in varying amounts between 2003 and 2011. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

      Deferred income taxes of $2,778,000 have been provided on the undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such subsidiaries.

      The tax expense differs from the “expected” income tax expense by applying the United States statutory rate of 35% as follows:

	Year Ended December 31

	2002		2001	2000

	January 1	August 1 to	Year ended	Year ended
	to July 31	December 31	December 31	December 31
	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Tax expense at United States statutory rate	$5,484,000	$13,247,000	$25,266,000	$22,153,000
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	1,777,000	4,294,000	7,131,000	5,981,000
U.S. tax (benefit) on foreign income net of foreign tax credits	(1,613,000)	(5,420,000)	(7,876,000)	3,494,000
Increase (decrease) in valuation allowances	76,000	1,706,000	2,242,000	(5,621,000)
Life insurance proceeds	—	—	—	(1,750,000)
State taxes, net of federal benefit	381,000	920,000	1,234,000	966,000
Other	162,000	393,000	878,000	95,000

Total	$6,267,000	$15,140,000	$28,875,000	$25,318,000

14.	Financial Instruments

      The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, the

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table provides information about the details of the Company’s option contracts:

		Average Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

At December 31, 2002
Purchased Puts (Company may Sell Yen/ Buy USD)
Japanese Yen	$6,000,000	118.43 - 119.68	$66,000	Jan - Mar 2003
Japanese Yen	6,000,000	118.03 - 119.30	126,000	Apr - Jun 2003

	$12,000,000		$192,000

Purchased Puts(Company may Sell Euro/ Buy USD)
Euro	$9,000,000	1.0155 - 1.0300	$52,000	Jan - Mar 2003
Euro	9,000,000	1.0155 - 1.0300	159,000	Apr - Jun 2003

	$18,000,000		$211,000

At December 31, 2001
Purchased Puts (Company may Sell Yen/ Buy USD)
Japanese Yen	$9,000,000	115.30 - 116.18	$1,022,000	Jan - Mar 2002
Japanese Yen	9,000,000	114.56 - 115.43	1,042,000	Apr - Jun 2002

	$18,000,000		$2,064,000

Written Calls (Counterparty may Buy Yen/ Sell USD)
Japanese Yen	$9,000,000	109.00 - 111.50	$—	Jan - Mar 2002
Japanese Yen	9,000,000	109.00 - 111.50	(2,000)	Apr - Jun 2002

	$18,000,000		$(2,000)

      Foreign exchange forward contracts are also used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below describes the forward contracts that were outstanding:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

At December 31, 2002
Buy US Dollar/ Sell Mexican Peso	12/03/2002	$10,600,000	01/06/2003	10.21	$10,786,000
Buy US Dollar/ Sell Brazilian Real	12/12/2002	1,000,000	01/16/2003	3.74	941,000
At December 31, 2001
Buy Israeli Shekel/ Sell British Pound	12/13/2001	$930,000	06/20/2002	6.24	$897,000
Buy British Pound/ Sell Israel Shekel	12/17/2001	912,000	06/20/2002	6.24	927,000
Buy US Dollar/ Sell British Pound	12/17/2001	956,000	06/20/2002	1.44	950,000
Buy US Dollar/ Sell Indian Rupee	12/28/2001	1,864,000	11/29/2002	51.14	1,851,000

      All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries primarily in Japan and Korea was $43.2 million of which $6.0 million was maintained or invested in U.S. dollars.

      Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate. They provide protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding at December 31, 2002:

	Notional	Cap	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date

At December 31, 2002
Interest Rate Cap	$43,750,000	5%	$142,000	Oct 2005

15.	Restructuring Reserve

      As of the date of the merger, the Company began to assess and formulate a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the merger. The accrued severance is for identified employees including executives, corporate functions and administrative support. There may be other employees identified for involuntary termination to complete the plan and, if so, an additional amount of severance will be accrued and goodwill will increase. Actions required by the plan of termination began immediately after consummation of the transaction and the period of time to complete the plan will not extend past 12 months after the merger date. The remaining balance of the restructuring accrual at December 31, 2002 mainly represents severance for identified employees.

      The following table summarizes the activity in the Company’s restructuring accrual subsequent to July 31, 2002:

(in millions)
Accrual made as of July 31, 2002	$10.2
Additional accrual	3.0
Payments made	(4.5)

Balance at December 31, 2002	$8.7

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Information

      The consolidated financial statement data, as of December 31, 2002 and for the five months ended December 31, 2002 has been aggregated by entities that guarantee the Senior Subordinated Notes (the “Guarantors”) and entities that do not guarantee the Senior Subordinated Notes (the “Non-Guarantors”). The Guarantors include the Parent, Lux Holdings, Lux Intermediate, Lux CM (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (other than Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”). All other subsidiaries are Non-Guarantors.

      Consolidating condensed statements of income for the periods of January 1 to July 31, 2002 and August 1 to December 31, 2002 and years ended December 31, 2001 and 2000 are summarized as follows:

	January 1 to July 31, 2002

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
Net sales	$—	$551.3	$142.5	$(49.6)	$644.2
Cost of sales	—	128.1	63.2	(50.7)	140.6
Royalty overrides	—	147.3	79.9	—	227.2
Marketing, distribution & administrative expenses	(0.8)	165.9	42.3	—	207.4
Merger transaction expenses	54.7	—	—	—	54.7
Equity in Subsidiary (Income) loss	(36.4)	(0.5)	—	36.9	—
Interest expense — net	—	(1.8)	0.4	—	(1.4)
Intercompany charges	(7.5)	62.9	(55.4)	—	—

Income before income taxes and minority interest	(10.0)	49.4	12.1	(35.8)	15.7
Income taxes	(18.6)	19.9	5.0	—	6.3

Income before minority interest	8.6	29.5	7.1	(35.8)	9.4
Minority interest	—	0.2	—	—	0.2

NET INCOME	$8.6	$29.3	$7.1	$(35.8)	$9.2

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 1 to December 31, 2002

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
Net sales	$—	$—	$386.1	$101.3	$(37.9)	$449.5
Cost of sales	—	—	86.8	46.5	(38.3)	95.0
Royalty overrides	—	—	103.9	56.0	—	159.9
Marketing, distribution & administrative expenses	—	4.1	95.7	35.5	—	135.3
Merger transaction expenses	—	—	—	—	—	—
Equity in Subsidiary (Income) loss	(32.0)	(37.1)	(0.3)	—	69.4	—
Interest expense — net	—	22.6	(1.1)	—	—	21.5
Intercompany charges	—	(4.8)	45.5	(41.0)	0.3	—

Income before income taxes and minority interest	32.0	15.2	55.6	4.3	(69.3)	37.8
Income taxes	9.1	(16.7)	21.2	1.5	—	15.1

Income before minority interest	22.9	31.9	34.4	2.8	(69.3)	22.7
Minority interest	—	—	—	—	—	—

NET INCOME	$22.9	$31.9	$34.4	$2.8	$(69.3)	$22.7

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
Net sales	$—	$877.8	$218.3	$(76.0)	$1,020.1
Cost of sales	—	216.9	97.0	(72.4)	241.5
Royalty overrides	—	238.8	116.4	—	355.2
Marketing, distribution & administrative expenses	0.4	281.2	73.0	—	354.6
Merger transaction expenses	—	—	—	—	—
Equity in Subsidiary (Income) loss	(43.4)	(0.8)	—	44.2	—
Interest expense — net	—	(3.4)	—	—	(3.4)
Intercompany charges	(6.4)	76.5	(70.0)	(0.1)	—

Income before income taxes and minority interest	49.4	68.6	1.9	(47.7)	72.2
Income taxes	2.5	22.6	3.8	—	28.9

Income before minority interest	46.9	46.0	(1.9)	(47.7)	43.3
Minority interest	—	0.7	—	—	0.7

NET INCOME	$46.9	$45.3	$(1.9)	$(47.7)	$42.6

	Year Ended December 31, 2000

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
Net sales	$—	$891.6	$251.3	$(57.4)	$1,085.5
Cost of sales	—	232.2	94.8	(58.0)	269.0
Royalty overrides	—	263.7	118.6	—	382.3
Marketing, distribution & administrative expenses	1.6	290.9	71.2	—	363.7
Merger transaction expenses	—	9.5	—	—	9.5
Equity in Subsidiary (Income) loss	(37.3)	(2.1)	—	39.4	—
Interest expense — net	—	(1.4)	(0.9)	—	(2.3)
Intercompany charges	(3.6)	62.0	(58.4)	—	—

Income before income taxes and minority interest	39.3	36.8	26.0	(38.8)	63.3
Income taxes	0.8	10.7	13.8	—	25.3

Income before minority interest	38.5	26.1	12.2	(38.8)	38.0
Minority interest	—	1.1	—	—	1.1

NET INCOME	$38.5	$25.0	$12.2	$(38.8)	$36.9

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidating condensed balance sheet data as of December 31, 2002 and December 31, 2001 are summarized as follows:

	December 31, 2002

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
CURRENT ASSETS:
Cash and marketable securities	$—	$0.3	$39.6	$25.5	$—	$65.4
Receivables	—	—	24.0	5.7	—	29.7
Intercompany receivables	—	141.8	(75.9)	(65.9)	—	—
Inventories	—	—	46.2	15.2	(4.5)	56.9
Other Current Assets	0.2	0.2	38.2	18.6	(14.4)	42.8

Total current assets	0.2	142.3	72.1	(0.9)	(18.9)	194.8
Property, net	—	—	37.4	8.7	—	46.1
OTHER NON-CURRENT ASSETS	32.0	394.3	195.3	55.2	(74.3)	602.5

TOTAL ASSETS	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

CURRENT LIABILITIES:
Accounts Payable	$—	$—	$16.9	$4.9	$—	$21.8
Royalties Overrides	—	—	46.5	22.6	—	69.1
Accrued compensation and expenses	—	12.1	42.7	15.0	—	69.8
Other current liabilities	9.3	(14.8)	41.7	15.6	(14.6)	37.2

Total current liabilities	9.3	(2.7)	147.8	58.1	(14.6)	197.9
NON-CURRENT LIABILITIES	—	409.1	19.7	1.4	—	430.2
MINORITY INTEREST	—	—	—	—	—	—
STOCKHOLDERS’ EQUITY	22.9	130.2	137.3	3.5	(78.6)	215.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
CURRENT ASSETS:
Cash and marketable securities	$0.2	$167.3	$33.7	$—	$201.2
Receivables	—	21.1	6.5	—	27.6
Intercompany receivables	184.9	(150.0)	(34.9)	—	—
Inventories	—	57.6	20.7	(6.1)	72.2
Other Current Assets	—	36.6	5.5	—	42.1

Total current assets	185.1	132.6	31.5	(6.1)	343.1
Property, net	—	48.3	12.4	—	60.7
OTHER NON-CURRENT ASSETS	0.9	60.0	7.0	(1.4)	66.5

TOTAL ASSETS	$186.0	$240.9	$50.9	$(7.5)	$470.3

CURRENT LIABILITIES:
Accounts Payable	$—	$14.0	$5.8	$—	$19.8
Royalties Overrides	—	42.6	15.6	—	58.2
Accrued compensation and expenses	—	45.1	13.8	—	58.9
Other current liabilities	17.6	3.3	7.5	—	28.4

Total current liabilities	17.6	105.0	42.7	—	165.3
NON-CURRENT LIABILITIES	3.8	38.0	0.6	—	42.4
MINORITY INTEREST	—	1.7	—	—	1.7
STOCKHOLDERS’ EQUITY	164.6	96.2	7.6	(7.5)	260.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$186.0	$240.9	$50.9	$(7.5)	$470.3

      Consolidating condensed statement of cash flows data for the periods of January 1 to July 31, 2002, August 1 to December 31, 2002, and year ended December 31, 2001 and 2000 is summarized as follows:

	January 1 to July 31, 2002

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$32.0	$46.9	$(2.1)	$(38.9)	$37.9
Net cash provided by (used in) investing activities	(10.5)	26.9	1.3	1.3	19.0
Net cash provided by (used in) financing activities	(21.5)	(40.4)	(11.0)	37.6	(35.3)
Effect of exchange rate changes on cash	—	(0.6)	1.6	—	1.0
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$178.1	$23.5	$—	$201.8

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 1 to December 31, 2002

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$32.0	$208.3	$(136.3)	$7.5	$(75.1)	$36.4
Net cash provided by (used in) investing activities	(32.0)	(684.8)	181.8	22.7	66.8	(445.5)
Net cash provided by (used in) financing activities	—	477.0	(7.4)	(5.2)	8.3	472.7
Effect of exchange rate changes on cash	—	—	0.1	0.5	—	0.6
Cash at beginning of period	—	—	—	—	—	—

Cash at end of period	$—	$0.5	$38.2	$25.5	$—	$64.2

	Year Ended December 31, 2001

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$46.3	$110.6	$10.1	$(71.5)	$95.5
Net cash provided by (used in) investing activities	(45.1)	89.8	(2.4)	(58.7)	(16.4)
Net cash provided by (used in) financing activities	(1.2)	(120.8)	(11.7)	130.2	(3.5)
Effect of exchange rate changes on cash	—	(4.5)	(2.2)	—	(6.7)
Cash at beginning of period	0.2	70.2	39.9	—	110.3

Cash at end of period	$0.2	$145.3	$33.7	$—	$179.2

	Year Ended December, 2000

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$17.7	$53.5	$12.0	$(37.1)	$46.1
Net cash provided by (used in) investing activities	(3.8)	(43.9)	(4.9)	2.6	(50.0)
Net cash provided by (used in) financing activities	(13.7)	(21.4)	(13.0)	34.0	(14.1)
Effect of exchange rate changes on cash	—	(5.1)	(5.4)	0.5	(10.0)
Cash at beginning of period	—	87.1	51.2	—	138.3

Cash at end of period	$0.2	$70.2	$39.9	$—	$110.3

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Information (Unaudited)

	2002	2001

FIRST QUARTER ENDED MARCH 31
Retail sales	$432,741,000	$399,668,000
Net sales	265,794,000	245,751,000
Gross profit	208,722,000	185,695,000
Net income	19,913,000	8,561,000
SECOND QUARTER ENDED JUNE 30
Retail sales	$458,730,000	$413,433,000
Net sales	281,989,000	255,032,000
Gross profit	219,255,000	193,622,000
Net income	13,411,000	10,044,000
THIRD QUARTER ENDED SEPTEMBER 30
Retail sales	$—	$424,317,000
Net sales	—	261,587,000
Gross profit	—	201,355,000
Net income	—	14,026,000
JULY 1 TO JULY 31 (PREDECESSOR)
Retail sales	$156,220,000	$—
Net sales	96,406,000	—
Gross profit	75,659,000	—
Net income	(24,109,000)	—
AUGUST 1 TO SEPTEMBER 30 (SUCCESSOR)
Retail sales	$285,800,000	$—
Net sales	176,175,000	—
Gross profit	138,030,000	—
Net income	5,814,000	—
FOURTH QUARTER ENDED DECEMBER 31
Retail sales	$445,704,000	$418,750,000
Net sales	273,348,000	257,760,000
Gross profit	216,492,000	197,936,000
Net income	16,892,000	9,957,000

EXHIBIT INDEX

Exhibit		Page No./
Number	Description	(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)
3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(13)
4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)
10.1	The Company’s 1991 Stock Option Plan, as amended	(4)
10.2	The Company’s 1992 Executive Incentive Compensation Plan, as amended*	(1), (4)
10.3	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan*	(1)
10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company*	(1)
10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996*	(2), (4), (5)
10.6	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(3)
10.7	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended*	(3)
10.8	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended*	(3)
10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996*	(3)
10.10	The Company’s 401K Plan, as amended*	(3)
10.11	The Company’s Supplemental Executive Retirement Plan*	(6)
10.12	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(7)
10.13	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc.*	(8)
10.14	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.*	(8)
10.15	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.*	(8)
10.16	The Company’s Management Employee Change in Control Plan, effective June 29, 2000*	(8)
10.17	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001*	(9)
10.18	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.19	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc.*	(10)
10.20	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc.*	(10)
10.21	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(10)

Exhibit		Page No./
Number	Description	(Footnote)

10.22	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(10)
10.23	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(12)
10.24	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(12)
10.25	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.26	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.27	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)
10.28	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)
10.29	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)
10.30	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)
10.31	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)
10.32	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)
10.33	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)
10.34	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)
10.35	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)
10.36	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.37	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

Exhibit		Page No./
Number	Description	(Footnote)

10.38	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)
10.39	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)
10.40	WH Holdings (Cayman Islands) Ltd. Stock Option Plan	(15)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2002.

(14)	Incorporated by reference to Herbalife International, Inc.’s Registration Statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on December 24, 2002.

(15)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

(1) SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WH INTERMEDIATE HOLDINGS LTD.

By:	/s/ WILLIAM D. LOWE

William D. Lowe
Senior Vice President & Principal Financial and Accounting Officer

Dated: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CAROL HANNAH Carol Hannah	Co-President and Principal Executive Officer	March 28, 2003

/s/ BRIAN L. KANE Brian L. Kane	Co-President and Principal Executive Officer	March 28, 2003

/s/ WILLIAM D. LOWE William D. Lowe	Senior Vice President and Principal Financial and Accounting Officer	March 28, 2003

/s/ PRESCOTT ASHE Prescott Ashe	Director	March 28, 2003

/s/ HENRY BURDICK Henry Burdick	Director	March 28, 2003

/s/ PETER CASTLEMAN Peter Castleman	Director, Chairman of the Board	March 28, 2003

/s/ KEN DIEKROEGER Ken Diekroeger	Director	March 28, 2003

/s/ JAMES FORDYCE James Fordyce	Director	March 28, 2003

/s/ JOHN HOCKIN John Hockin	Director	March 28, 2003

/s/ STEFAN KALUZNY Stefan Kaluzny	Director	March 28, 2003

Signature	Title	Date

/s/ CHARLES ORR Charles Orr	Director	March 28, 2003

/s/ STEVEN RODGERS Steven Rodgers	Director	March 28, 2003

/s/ JESSE ROGERS Jesse Rogers	Director	March 28, 2003

/s/ LESLIE STANFORD Leslie Stanford	Director	March 28, 2003

CERTIFICATION

I, Carol Hannah, certify that:

1. I have reviewed this annual report on Form 10-K of WH Intermediate Holdings Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CAROL HANNAH

Carol Hannah
Co-President and Principal Executive Officer

Date: March 28, 2003

CERTIFICATION

I, Brian L. Kane, certify that:

1. I have reviewed this annual report on Form 10-K of WH Intermediate Holdings Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN L. KANE

Brian L. Kane
Co-President and Principal Executive Officer

Date: March 28, 2003

CERTIFICATION

I, William D. Lowe, certify that:

1. I have reviewed this annual report on Form 10-K of WH Intermediate Holdings Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM D. LOWE

William D. Lowe
Senior Vice President and Principal Financial and Accounting Officer

Date: March 28, 2003