Form 10-Q
period 2003-03-31
WH INTERMEDIATE HOLDINGS LTD
filed 2003-05-09
CIK 1205298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-101188

WH INTERMEDIATE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0379050 (I.R.S. Employer Identification No.)

P.O. Box 309GT
Ungland House, South Church Street
Grand Cayman, Cayman Island
(Address of principal executive offices) (Zip code)

(310) 410-9600*
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of registrant’s common stock outstanding as of March 31, 2003 was 1.

* C/O Principal Financial Officer of Herbalife International, Inc.

WH INTERMEDIATE HOLDINGS Ltd.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the First Quarter Period ended March 31, 2003

		Page No.

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2 - 3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6 – 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	15 – 17
Item 4.	Controls and Procedures	17
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	18 – 20
Signature and Certification		21 – 23

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$70,103,000	$64,201,000
Marketable securities	1,268,000	1,272,000
Receivables, including related party receivables of $1,278,000 (2003) and $1,100,000 (2002)	34,411,000	29,677,000
Inventories	56,249,000	56,868,000
Prepaid expenses and other current assets	12,841,000	16,075,000
Deferred income taxes	27,113,000	26,708,000

Total current assets	201,985,000	194,801,000
Property, at cost, net of accumulated depreciation and amortization of $13,104,000 (2003) and $7,675,000 (2002)	43,412,000	46,112,000
Deferred compensation plan assets	20,617,000	31,922,000
Other assets	5,239,000	5,327,000
Deferred financing costs, net of accumulated amortization of $5,304,000 (2003) and $3,446,000 (2002)	36,453,000	38,310,000
Marketing Franchise	180,000,000	180,000,000
Trademark and Tradename	130,000,000	130,000,000
Product Certification and other intangible assets, net of accumulated amortization of $2,467,000 (2003) and $1,542,000 (2002)	4,933,000	5,858,000
Goodwill	211,063,000	211,063,000

TOTAL	$833,702,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2003	2002

CURRENT LIABILITIES:
Accounts payable	$18,779,000	$21,799,000
Royalty overrides	58,568,000	69,062,000
Accrued compensation	16,581,000	22,443,000
Accrued expenses	39,365,000	47,342,000
Current portion of long-term debt	18,755,000	19,160,000
Advance sales deposits	9,495,000	6,307,000
Income taxes payable	16,880,000	11,782,000

Total current liabilities	178,423,000	197,895,000
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	284,626,000	284,839,000
Deferred compensation	23,718,000	32,082,000
Deferred income taxes	110,498,000	110,707,000
Other non-current liabilities	2,482,000	2,524,000

Total liabilities	599,747,000	628,047,000

STOCKHOLDERS’ EQUITY:
Common Stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in-capital in excess of par value	192,776,000	192,776,000
Retained earnings	41,271,000	22,709,000
Accumulated other comprehensive loss	(92,000)	(139,000)

Total stockholders’ equity	233,955,000	215,346,000

TOTAL	$833,702,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002
	(Successor)	(Predecessor)

Retail sales	$457,073,000	$432,741,000
Distributor allowances on product purchases	(216,675,000)	(203,510,000)
Handling and freight income	39,641,000	36,563,000

Net sales	280,039,000	265,794,000
Cost of sales	56,960,000	57,072,000

Gross Profit	223,079,000	208,722,000
Royalty overrides	99,511,000	94,726,000
Marketing, distribution and administrative expenses	84,297,000	81,149,000

Income from operations before interest, income taxes and minority interest	39,271,000	32,847,000
Interest expense (income) – net	8,336,000	(575,000)

Income before income taxes and minority interest	30,935,000	33,422,000
Income taxes	12,374,000	13,369,000

Income before minority interest	18,561,000	20,053,000
Minority interest	—	140,000

NET INCOME	$18,561,000	$19,913,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002
	(Successor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,561,000	$19,913,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,389,000	4,909,000
Amortization of deferred financing costs	1,858,000	—
Deferred income taxes	(614,000)	2,618,000
Unrealized foreign exchange loss	1,804,000	1,157,000
Minority interest in earnings	—	140,000
Other	102,000	645,000
Changes in operating assets and liabilities:
Receivables	(4,698,000)	1,504,000
Inventories	557,000	9,329,000
Prepaid expenses and other current assets	2,577,000	(1,586,000)
Accounts payable	(3,158,000)	(125,000)
Royalty overrides	(11,101,000)	(6,893,000)
Accrued expenses and accrued compensation	(14,229,000)	(2,981,000)
Advance sales deposits	3,067,000	564,000
Income taxes payable	5,231,000	5,257,000
Deferred compensation liability	(8,363,000)	(3,057,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,017,000)	31,394,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(1,349,000)	(2,288,000)
Proceeds from sale of property	1,000	115,000
Changes in marketable securities, net	6,000	104,000
Changes in other assets	(76,000)	59,000
Deferred compensation plan assets	11,304,000	49,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,886,000	(1,961,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(4,806,000)
Additions to long-term debt	295,000	29,000
Principal payments on long-term debt	(2,354,000)	(1,273,000)
Exercise of stock options	—	6,934,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,059,000)	884,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	92,000	(1,761,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,902,000	28,556,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	179,237,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,103,000	$207,793,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$1,371,000	$1,432,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”). The Parent and its subsidiaries are referred to collectively herein as the Company.

2.	BASIS OF PRESENTATION

The unaudited interim financial information of the Parent and its subsidiaries (the “Successor”) and of Herbalife and its subsidiaries have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. The Successor financial statements as of March 31, 2003 and for the three months ended March 31, 2003 include the Parent, and all of its direct and indirect subsidiaries, including Herbalife from the date of the merger. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002.

As a result of the merger and related financing transactions results prior to the merger are not comparable with those subsequent to the merger.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately upon adoption, several other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements and its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. As of January 1, 2003, the adoption of these pronouncements had no material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires that Variable Interest Entities be consolidated by an entity (“Company”) if the Company is subject to a majority of the risk of loss from the Variable Interest Entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that Companies are not required to consolidate but in which a Company has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 2, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is currently evaluating the potential impact of the adoption of FIN 46 on its financial statements.

3.	TRANSACTIONS WITH RELATED PARTIES

The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the three months ended March 31, 2003, the Company expensed monitoring fees in the amount of $1.3 million and other expenses of $1.6 million. Also, in connection with the Senior Credit Facility discussed in Note 4, Whitney Private Debt Fund, L.P. loaned $5.0 million of the $180 million term loan to Herbalife.

Frank P. Morse and Robert A. Sandler, two former senior executives of the Company, are minority shareholders in B.L.I. Holdings, Inc., a holding Company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries was $494,000 for the three months ended March 31, 2002.

4.     LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2003	2002

Senior Subordinated Notes	$163,059,000	$162,992,000
Borrowing under Senior Credit Facility	135,000,000	135,000,000
Capitalized leases	3,175,000	3,252,000
Other debt	2,147,000	2,755,000

	303,381,000	303,999,000

Less: current portion	18,755,000	19,160,000

	$284,626,000	$284,839,000

5.	CONTINGENCIES

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

The Company and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The complaint was dismissed with leave to amend and an amended complaint was received on January 2, 2003. The amended complaint was dismissed with leave to amend, although the RICO causes of action were dismissed with prejudice. A second amended complaint was received on May 2, 2003. The second amended complaint alleges that specified marketing plans employed by the distributor defendants are illegal, attempts to challenge the legality of Herbalife’s marketing system, and seeks to state causes of action under federal securities laws and various other laws. The Company believes that it has meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

Whitney, one of the two equity sponsors (“Equity Sponsors”), has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. In connection with the merger, WH Holdings and the Company agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Merger, including existing litigation. Whitney believes it has meritorious defenses to the suit and is vigorously contesting it. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

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

6.	COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income	$18,561,000	$19,913,000
Net change on derivative instruments	(475,000)	(655,000)
Foreign currency translation adjustment	520,000	(1,155,000)
Unrealized gain (loss) on marketable securities	2,000	(5,000)

Comprehensive income (loss)	$18,608,000	$18,098,000

The net change on derivative instruments represents the fair value changes caused by marking to market these instruments on March 31, 2003. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities into US dollars. Gains/(losses) on marketable securities reflects the change in fair value of securities classified as available for sale.

7.	SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company has operations throughout the world and is organized and managed by geographic area. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers sold to, the methods used to distribute the products, and the nature of the regulatory environment.

	Three Months Ended

	March 31, 2003	March 31, 2002

	(Dollars in millions)
Retail Sales by Geographic Region:
The Americas	$161.6	$175.7
Europe	173.3	123.2
Asia/Pacific Rim	122.2	133.8

	$457.1	$432.7

Retail Sales by Product Line:
Nutritional Supplements	$206.7	$196.6
Weight Management Products	200.7	184.9
Personal Care Products	43.9	45.4
Literature, Promotional and Other	5.8	5.8

Total	$457.1	$432.7

Additional information as to the Company’s operations in different geographic areas:

Retail Sales

Retail sales from the Company’s operations in Japan totaled $60.5 million and $65.5 million for the three-month’s ended March 31, 2003 and 2002, respectively. Retail sales from the Company’s operations in United States totaled $107.1 million and $128.6 million for the three-month’s ended March 31, 2003 and 2002, respectively.

Long-lived Assets

Long-lived assets in Japan totaled $57.6 million and $57.9 million as of March 31, 2003 and December 31, 2002, respectively. Long-lived assets in United States totaled $ 433.6 million and $436.4 million as of March 31, 2003 and December 31, 2002, respectively.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at March 31, 2003, the maximum length of time over which the Company is hedging these exposures is 6 months. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”). At March 31, 2003, the net loss in OCI was $920,000. Substantially, all OCI amounts will be reclassified to earnings within 12 months.

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

The following table summarizes the activity in the Company’s restructuring accrual:

(in millions)
Balance at December 31, 2002	$8.7
Payments made	(5.3)

Balance at March 31, 2003	$3.4

10.	SUPPLEMENTAL INFORMATION

The consolidated financial statement data, as of March 31, 2003 and the three months ended March 31, 2003 has been aggregated by entities that guarantee the Senior Subordinated Notes (the “Guarantors”) and entities that do not guarantee the Senior Subordinated Notes (the “Non-Guarantors”). The Guarantors include the Parent, Lux Holdings, Lux Intermediate, Herbalife Lux (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (other than Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”). All other subsidiaries are Non-Guarantors.

The consolidated financial statements of the Predecessor for the three months ended March 31, 2002 include the accounts of Herbalife and its subsidiaries.

Consolidating condensed statements of income for the three months ended March 31, 2003 and March 31, 2002 are summarized as follows:

	Quarter Ended March 31, 2003

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$246.5	$60.4	$(26.9)	$280.0
Cost of sales	—	—	55.0	28.7	(26.7)	57.0
Royalty overrides	—	—	63.1	36.4	—	99.5
Marketing, distribution & administrative expenses	—	2.4	63.4	18.5	—	84.3
Equity in Subsidiary (Income) loss	(18.6)	(24.3)	(0.4)	—	43.3	—
Interest expense (income) – net	—	8.6	(0.3)	—	—	8.3
Intercompany charges	—	(2.2)	31.6	(29.4)	—	—

Income before income taxes and minority interest	18.6	15.5	34.1	6.2	(43.5)	30.9
Income taxes	—	(3.1)	13.5	1.9	—	12.3

NET INCOME	$18.6	$18.6	$20.6	$4.3	$(43.5)	$18.6

	Quarter Ended March 31, 2002

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$230.0	$55.9	$(20.1)	$265.8
Cost of sales	—	53.1	24.5	(20.5)	57.1
Royalty overrides	—	63.5	31.2	—	94.7
Marketing, distribution & administrative expenses	(0.1)	65.4	15.8	—	81.1
Equity in Subsidiary (Income) loss	(20.3)	(0.1)	—	20.4	—
Interest expense (income) – net	—	(0.8)	0.3	—	(0.5)
Intercompany charges	(3.2)	22.5	(19.3)	—	—

Income before income taxes and minority interest	23.6	26.4	3.4	(20.0)	33.4
Income taxes	3.7	7.9	1.8	—	13.4

Income before minority interest	19.9	18.5	1.6	(20.0)	20.0
Minority interest	—	0.1	—	—	0.1

NET INCOME	$19.9	$18.4	$1.6	$(20.0)	$19.9

Consolidating condensed balance sheet data as of March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31, 2003 (in millions)

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets:
Cash and marketable securities	$—	$0.2	$36.1	$35.1	$—	$71.4
Receivables	—	2.6	24.9	9.5	(2.6)	34.4
Intercompany receivables	(0.3)	207.6	(129.2)	(78.1)	—	—
Inventories	—	—	45.2	15.8	(4.8)	56.2
Other Current Assets	—	0.2	35.2	4.6	—	40.0

Total current assets	(0.3)	210.6	12.2	(13.1)	(7.4)	202.0
Property, net	—	—	35.3	8.1	—	43.4
Other Non-Current Assets	41.5	413.6	186.0	53.3	(106.1)	588.3

TOTAL ASSETS	$41.2	$624.2	$233.5	$48.3	$(113.5)	$833.7

Current Liabilities:
Accounts Payable	$—	$—	$15.3	$3.5	$—	$18.8
Royalties Overrides	—	—	36.5	22.1	—	58.6
Accrued compensation and expenses	—	4.7	37.9	14.2	(0.9)	55.9
Other current liabilities	—	(7.5)	52.6	2.6	(2.6)	45.1

Total current liabilities	—	(2.8)	142.3	42.4	(3.5)	178.4
Non-Current Liabilities	—	409.2	12.5	(0.4)	—	421.3
Stockholder’s Equity	41.2	217.8	78.7	6.3	(110.0)	234.0

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$41.2	$624.2	$233.5	$48.3	$(113.5)	$833.7

	December 31, 2002 (in millions)

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets:
Cash and marketable securities	$—	$0.3	$39.6	$25.5	$—	$65.4
Receivables	—	—	24.0	5.7	—	29.7
Intercompany receivables	—	141.8	(75.9)	(65.9)	—	—
Inventories	—	—	46.2	15.2	(4.5)	56.9
Other Current Assets	0.2	0.2	38.2	18.6	(14.4)	42.8

Total current assets	0.2	142.3	72.1	(0.9)	(18.9)	194.8
Property, net	—	—	37.4	8.7	—	46.1
Other non-current assets	22.8	397.0	195.0	55.2	(67.5)	602.5

TOTAL ASSETS	$23.0	$539.3	$304.5	$63.0	$(86.4)	$843.4

Current Liabilities:
Accounts Payable	$—	$—	$16.9	$4.9	$—	$21.8
Royalties Overrides	—	—	46.5	22.6	—	69.1
Accrued compensation and expenses	—	12.1	42.7	15.0	—	69.8
Other current liabilities	0.2	(3.8)	39.6	15.6	(14.4)	37.2

Total current liabilities	0.2	8.3	145.7	58.1	(14.4)	197.9
Non-current liabilities	—	409.1	19.7	1.4	—	430.2
Stockholder’s Equity	22.8	121.9	139.1	3.5	(72.0)	215.3

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$23.0	$539.3	$304.5	$63.0	$(86.4)	$843.4

Consolidating condensed statement of cash flows data for the three months ended March 31, 2003 and March 31, 2002 is summarized as follows:

	Quarter Ended March 31, 2003

		Herbalife
	Parent	International,	Subsidiary	Non-		Total
	Guarantors	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$18.6	$19.6	$(0.8)	$10.7	$(50.1)	$(2.0)
Net cash provided by (used in) investing activities	(18.6)	(19.8)	3.0	0.3	45.0	9.9
Net cash provided by (used in) financing activities	—	—	(5.6)	(1.6)	5.1	(2.1)
Effect of exchange rate changes on cash	—	—	(0.1)	0.2	—	0.1
Cash at beginning of period	—	0.5	38.2	25.5	—	64.2

Cash at end of period	$—	$0.3	$34.7	$35.1	$—	$70.1

	Quarter Ended March 31, 2002

	Herbalife
	International,	Subsidiary	Non-		Total
	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$12.0	$35.0	$10.4	$(26.0)	$31.4
Net cash provided by (used in) investing activities	(16.3)	(2.4)	2.6	14.1	(2.0)
Net cash provided by (used in) financing activities	4.3	(6.2)	(9.0)	11.9	1.0
Effect of exchange rate changes on cash	—	(1.3)	(0.5)	—	(1.8)
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$170.4	$37.2	$—	$207.8

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

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following: our relationships with our distributors; regulatory matters governing our products and network marketing system; adverse publicity associated with our products or network marketing organization; uncertainties relating to the application of transfer pricing and similar tax regulations; taxation relating to distributors; product liability claims; our reliance on outside manufacturers and suppliers; risks associated with operating internationally, including foreign regulations, foreign exchange risks, trade restrictions, and political, economic and social instability; terrorist attacks and acts of war; concentration of retail sales in a small number of countries; risks associated with one product constituting a significant portion of retail sales; dependence on increased penetration of existing markets; the competitive nature of our business; our substantial indebtedness; and our ability to generate sufficient cash.

Recent Developments

WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”). The Parent and its subsidiaries, including Herbalife, are referred to collectively herein as the Company.

On April 3, 2003, the Company announced the appointment of Mr. Michael O. Johnson as Chief Executive Officer and director. The Company has entered into an executive employment agreement (the “Employment Agreement”) with Mr. Johnson effective as of April 3, 2003. For his services, Mr. Johnson is entitled to receive an annual salary of $850,000. Under the terms of the Employment Agreement, in addition to his salary, Mr. Johnson shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by the Company to its senior executives on terms no less favorable than those generally applicable to senior executives of the Company.

In addition, Mr. Johnson has been granted stock options under the WH Holdings (Cayman Islands) Ltd. Option Plan to purchase an aggregate of 5,911,845 shares of WH Holdings (Cayman Islands) Ltd. common stock at exercise prices as follows: 1,182,369 shares at $0.44 per share, 1,182,369 shares at $1.76 per share, 1,182,369 shares at $5.28 per share, 1,182,369 shares at $8.80 per share, and 1,182,369 shares at $12.32 per share. The options vest under a schedule over time through June 30, 2008. The options expire 10 years after the date of grant.

In the event of any Change of Control (as defined in the Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options remain outstanding and Mr. Johnson’s employment is terminated (other than by reason of Mr. Johnson’s resignation without Good Reason or termination by the Company for Cause (as defined in the Employment Agreement)) at any time following such Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable. In the event Mr. Johnson’s employment is terminated by reason of Mr. Johnson’s death or disability or during the 90 day period before any Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable.

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

The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

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

Results of Operations

The unaudited financial statements consist of financial information from Herbalife and its subsidiaries (the “Predecessor”) and the Parent and its subsidiaries (the “Successor” or the “Company”). For the purposes of management’s discussion and analysis of financial condition and results of operations, the term “Company” refers to Herbalife International, Inc. and subsidiaries for periods through July 31, 2002 and to the Parent and subsidiaries for periods subsequent to July 31, 2002.

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

Comparison of First Quarter 2003 to 2002. Retail sales for three months ended March 31, 2003 increased 5.6% to $457.1 million, as compared to retail sales of $432.7 million in the prior period. The increase was primarily due to the impact of a stronger euro and the 2003 first quarter-end did not fall on a weekend, as in 2002, resulting in more orders being completed and shipped within the month.

Retail Sales by Geographical Regions

	Quarter Ended March 31

				% Change in
	2003	2002	% Change	Local Currency

	(Dollars in millions)
The Americas	$161.6	$175.7	(8.0%)	(1.0%)
Europe	173.3	123.2	40.7%	20.0%
Asia/Pacific Rim	122.2	133.8	(8.7%)	(16.0%)

Total Retail Sales	$457.1	$432.7	5.6%	0.0%

Retail sales in The Americas decreased $14.1 million or 8.0% for the three months ended March 31, 2003 as compared to the same period in 2002. In local currency, retail sales decreased by 1.0%. The decrease was mainly due to weaker local currencies in Mexico and South America as well as the adverse impact the Iraqi war and the harsh winter in the USA had on consumer sentiment and purchases.

Retail sales in Europe increased $50.1 million or 40.7 % for the three months ended March 31, 2003 as compared to the same period in 2002. In local currency, retail sales in Europe increased 20.0%. The increase was primarily due to a stronger Euro and a continuing positive sales momentum.

Retail sales in Asia/Pacific Rim decreased $11.6 million, or 8.7% for the three months ended March 31, 2003 as compared to the same period in 2002. In local currency, retail sales for Asia/Pacific Rim decreased 16.0%. The decline was due to deteriorating economic conditions and the intensified competitive sales environment. The outbreak of SARS in certain countries also had a negative impact on retail sales.

Retail Sales by Product Category

	Quarter Ended March 31

	2003	2002	% Change

	(Dollars in millions)
Nutritional Supplements	$206.7	$196.6	5.1%
Weight Management Products	200.7	184.9	8.5%
Personal Care Products	43.9	45.4	(3.3%)
Literature, Promotional and Other	5.8	5.8	—

Total	$457.1	$432.7	5.6%

For the three months ended March 31, 2003, retail sales of the nutritional supplement and weight management product categories increased as compared to the prior year, primarily due to stronger euro and new products introduction. For the three months ended March 31, 2003, retail sales of personal care products decreased as compared to the prior year, primarily due to the discontinuation of certain body care and color cosmetic products.

Operating Information

Gross profit was $223.1 million for the three months ended March 31, 2003 compared to $208.7 million in the same period in 2002. As a percentage of net sales, gross profit for the three months ended March 31, 2003 increased from 78.5% to 79.7% as compared to the same period in 2002. The increase in gross profit reflected a reduction in the inventory provision for slow moving and obsolescence when comparing 2003 to 2002 and lower freight expenses.

Royalty overrides as a percentage of net sales were 35.5% for the three months ended March 31, 2003 as compared to 35.6% in the same period in 2002. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

Marketing, distribution and administrative expenses as a percentage of net sales were 30.1% for the three months ended March 31, 2003, as compared to 30.5% in the same period in 2002. For the three months ended March 31, 2003, these expenses increased $3.2 million to $84.3 million from $81.1 million in the same period in 2002. The increase was primarily due to $0.9 million of intangible assets amortization in the first quarter of 2003, $1.3 million of monitoring fees and $1.6 million of other expenses under the monitoring fee agreements (discussed in Note 3) in the first quarter of 2003, and $1.5 million higher of foreign exchange losses when comparing 2003 to 2002. The increase was partially offset by a $2.1 million reduction in other operating expenses as a result of cost savings initiatives.

Net interest expense was $8.3 million for the three months ended March 31, 2003 as compared to net interest income of $0.5 million in the same period in 2002. In 2003, the interest expense was mainly related to the term loan and the senior subordinated notes issued to finance the merger transactions.

Income taxes were $12.4 million for the three months ended March 31, 2003, as compared to $13.4 million for the same period in 2002. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2003 and 2002.

Currency fluctuations had a favorable effect of $2.6 million on net income for the three months ended March 31, 2003 when recalculating current year net income using last year’s foreign exchange rates. For the three months ended March 31, 2003, the regional effects were $1.9 million unfavorable in The Americas, $1.6 million favorable in the Asia/Pacific Rim, and $2.9 million favorable in Europe.

Net income for the three months ended March 31, 2003 was $18.6 million compared to net income of $19.9 million for the same period in 2002. The decrease is mainly due to higher interest expense related to the term loan and the senior subordinated notes issued to finance the merger transactions.

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

For the three months ended March 31, 2003, net cash used in operating activities was $2.0 million comprised of net income of $18.6 million, non-cash adjustments to net income of $9.5 million, and changes in operating assets and liabilities of $30.1 million. The change in operating assets and liabilities was mainly to pay $17 million of President Team Bonus and $13 million of interest expense.

Capital expenditures including capital leases for the three months ended March 31, 2003 were $2.7 million compared to $3.7 million in the same period in 2002. The majority of these expenditures represented investments in management information systems, office facilities and equipment in the United States.

As of March 31, 2003, the Company had working capital of $23.6 million. Cash, cash equivalents and marketable securities were $71.4 million at March 31, 2003. In view of the Company cash, the addition of liquidity from future operating cash flows and a $25 million working capital facility, we expect the Company to meet its working capital requirements for the foreseeable future.

In connection with the merger, the Parent and its affiliates consummated certain related financing transactions, including issuing senior subordinated notes in the amount of $165 million, and the entering into of the Senior Credit Facility, consisting of a term loan in the original principal amount of $180 million and a revolving credit facility in the amount of $25 million.

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

The following table provides information about the details of our option contracts at March 31, 2003.

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date

Purchased Puts (Company may sell Yen/Buy USD)
Japanese Yen	$9,000,000	117.02 – 119.30	$107,000	Apr - Jun 2003
Japanese Yen	1,000,000	116.87	24,000	Jul - Sep 2003

	$10,000,000		$131,000
Purchased Puts (Company may sell Euro/Buy USD)
Euro	$15,000,000	1.00 – 1.03	$12,000	Apr – Jun 2003
Written Puts (Company may buy Euro/Sell USD)
Euro	$(6,000,000)	1.00 – 1.01	$(2,000)	Apr – Jun 2003

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The table below describes the forward contracts that were outstanding at March 31, 2003.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

Buy US Dollar/Sell Mexican Peso	03/03/03	$3,200,000	04/07/03	10.68-11.17	$3,053,000
Buy US Dollar/Sell Brazilian Real	03/17/03	1,000,000	04/16/03	3.74	954,000
Buy Euro/Sell British Pound	03/06/03	325,000	04/07/03	1.46	327,000
Buy Danish Kroner/Sell British Pound	03/06/03	379,000	04/07/03	10.83	382,000
Buy Norway Kroner/Sell British Pound	03/06/03	262,000	04/07/03	11.45	261,000

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2003, the total amount of foreign subsidiary cash was $60.3 million, of which $3.4 million was invested in U.S. dollars. At March 31, 2003 the cash balances in Japan and South Korea were $11.3 million and $7.2 million, respectively.

Interest Rate Risk

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

The Company’s cash equivalents and short-term investments at March 31, 2003 of $1.3 million were invested in high-quality marketable securities.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company’s borrowings as of March 31, 2003. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at March 31, 2003. Interest rate risk related to the Company’s capital leases is not significant.

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate	—	—	—	—	—	163,059,000	163,059,000	179,025,000
Average Interest Rate						12.00%
Variable Rate	15,242,000	26,129,000	26,129,000	26,129,000	26,129,000	15,242,000	135,000,000	146,475,000
Average Interest Rate	5.34%	5.34%	5.34%	5.34%	5.34%	5.34%

Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate. They provide protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding at March 31, 2003.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date

At March 31, 2003 Interest Rate Cap	$40,000,000	5%	$92,000	October 2005

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

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. OTHER INFORMATION

     None.

Item 6. (a) EXHIBIT INDEX

Exhibit
Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)

3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)

10.1	The Company’s 1991 Stock Option Plan, as amended	(4)

10.2	The Company’s 1992 Executive Incentive Compensation Plan, as amended *	(1), (4)

10.3	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan *	(1)

10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company *	(1)

10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996 *	(2),(4),(5)

10.6	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(3)

10.7	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.8	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996 *	(3)

10.10	The Company’s 401K Plan, as amended *	(3)

10.11	The Company’s Supplemental Executive Retirement Plan *	(6)

10.12	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(7)

10.13	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.14	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.15	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.16	The Company’s Management Employee Change in Control Plan, effective June 29, 2000 *	(8)

10.17	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001 *	(9)

10.18	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(9)

10.19	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.20	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.21	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.22	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

Exhibit
Number	Description	Page No./(Footnote)

10.23	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(12)

10.24	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(12)

10.25	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.26	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.27	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)

10.28	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)

10.29	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)

10.30	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)

10.31	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)

10.32	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)

10.33	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands)	(14)

10.34	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)

10.35	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)

10.36	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

10.37	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

10.38	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)

10.39	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)

10.40	WH Holdings (Cayman Islands) Ltd. Stock Option Plan	(15)

Exhibit
Number	Description	Page No./(Footnote)

10.41	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)

10.42	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)

10.43	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)

10.44	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2002.

(14)	Incorporated by reference to Herbalife International, Inc.’s Registration Statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on December 24, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

(16)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2003

WH INTERMEDIATE HOLDINGS LTD.

(Registrant)

By:	/s/ WILLIAM D. LOWE
William D. Lowe Senior Vice President & Principal Financial and Accounting Officer

CERTIFICATION

I, Michael O. Johnson, certify that:

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

Date: May 9, 2003

/s/ MICHAEL O. JOHNSON Michael O. Johnson Chief Executive Officer

CERTIFICATION

I, Brian L. Kane, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of WH Intermediate Holdings Ltd.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ BRIAN L. KANE Brian L. Kane Co-President

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

Date: May 9, 2003

/s/ CAROL HANNAH Carol Hannah Co-President

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

Date: May 9, 2003

/s/ WILLIAM D. LOWE William D. Lowe Senior Vice President and Principal Financial and Accounting Officer