Form 10-Q
period 2003-06-30
WH INTERMEDIATE HOLDINGS LTD
filed 2003-08-12
CIK 1205298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [  ]   No [X]

Number of shares of registrant’s common stock outstanding as of June 30, 2003 was 1.

* C/O Principal Financial Officer of Herbalife International, Inc.

WH INTERMEDIATE HOLDINGS LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Six Months ended June 30, 2003

		Page No.

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2 - 3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6 - 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 17
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18 - 19
Item 4.	Controls and Procedures	19
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20 - 23
Signature and Certification		24 - 26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$110,219,000	$64,201,000
Marketable securities	—	1,272,000
Receivables, including related party receivables of $1,392,000 (2003) and $1,100,000 (2002)	36,538,000	29,677,000
Inventories	52,865,000	56,868,000
Prepaid expenses and other current assets	15,936,000	16,075,000
Deferred income taxes	27,002,000	26,708,000

Total current assets	242,560,000	194,801,000
Property, at cost, net of accumulated depreciation and amortization of $16,522,000 (2003) and $7,675,000 (2002)	45,169,000	46,112,000
Deferred compensation plan assets	20,957,000	31,922,000
Other assets	5,368,000	5,327,000
Deferred financing costs, net of accumulated amortization of $7,160,000 (2003) and $3,446,000 (2002)	34,596,000	38,310,000
Marketing franchise	180,000,000	180,000,000
Trademark and tradename	130,000,000	130,000,000
Product certification and other intangible assets, net of accumulated amortization of $3,392,000 (2003) and $1,542,000 (2002)	4,008,000	5,858,000
Goodwill	211,063,000	211,063,000

TOTAL	$873,721,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	June 30,	December 31,
	2003	2002

CURRENT LIABILITIES:
Accounts payable	$19,043,000	$21,799,000
Royalty overrides	66,331,000	69,062,000
Accrued compensation	19,532,000	22,443,000
Accrued expenses	46,314,000	47,342,000
Current portion of long term debt	31,668,000	19,160,000
Advance sales deposits	10,342,000	6,307,000
Income taxes payable	17,261,000	11,782,000

Total current liabilities	210,491,000	197,895,000
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	273,373,000	284,839,000
Deferred compensation	21,659,000	32,082,000
Deferred income taxes	110,959,000	110,707,000
Other non-current liabilities	2,561,000	2,524,000

Total liabilities	619,043,000	628,047,000

STOCKHOLDER’S EQUITY:
Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in-capital in excess of par value	192,776,000	192,776,000
Retained earnings	60,475,000	22,709,000
Accumulated other comprehensive income (loss)	1,427,000	(139,000)

Total stockholder’s equity	254,678,000	215,346,000

TOTAL	$873,721,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Retail sales	$470,505,000	$458,730,000	$927,578,000	$891,471,000
Distributor allowances on product purchases	(222,195,000)	(216,152,000)	(438,870,000)	(419,662,000)
Handling & freight income	40,568,000	39,411,000	80,209,000	75,974,000

Net sales	288,878,000	281,989,000	568,917,000	547,783,000
Cost of sales	58,401,000	62,734,000	115,362,000	119,805,000

Gross profit	230,477,000	219,255,000	453,555,000	427,978,000
Royalty overrides	103,481,000	98,643,000	202,991,000	193,370,000
Marketing, distribution & administrative expenses (included $1.9 million and $4.7 million of related party expenses for the three and six months ended June 30, 2003)	86,530,000	94,598,000	170,827,000	175,747,000
Merger transaction expenses	—	4,035,000	—	4,035,000
Interest expense (income) – net	8,458,000	(452,000)	16,794,000	(1,028,000)

Income before income taxes and minority interest	32,008,000	22,431,000	62,943,000	55,854,000
Income taxes	12,803,000	8,972,000	25,177,000	22,341,000

Income before minority interest	19,205,000	13,459,000	37,766,000	33,513,000
Minority interest	—	48,000	—	189,000

NET INCOME	$19,205,000	$13,411,000	$37,766,000	$33,324,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30, 2003	June 30, 2002
	(Successor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,766,000	$33,324,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,591,000	9,893,000
Amortization of deferred financing costs	3,714,000	—
Deferred income taxes	(994,000)	2,821,000
Unrealized foreign exchange loss	888,000	4,640,000
Minority interest in earnings	—	189,000
Other	497,000	1,672,000
Changes in operating assets and liabilities:
Receivables	(5,582,000)	448,000
Inventories	5,552,000	13,410,000
Prepaid expenses and other current assets	921,000	(4,828,000)
Accounts payable	(3,538,000)	2,680,000
Royalty overrides	(4,911,000)	1,843,000
Accrued expenses and accrued compensation	(5,591,000)	4,716,000
Advance sales deposits	3,626,000	(1,528,000)
Income taxes payable	5,389,000	5,366,000
Deferred compensation liability	(10,422,000)	(1,450,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,906,000	73,196,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(4,821,000)	(3,352,000)
Proceeds from sale of property	19,000	131,000
Changes in marketable securities, net	1,268,000	20,796,000
Changes in other assets	(26,000)	(2,290,000)
Deferred compensation plan assets	10,964,000	279,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,404,000	15,564,000

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(9,682,000)
Distribution to minority interest	—	(4,598,000)
Additions to bank loans and contract payables	2,612,000	29,000
Principal payments on bank loans and contract payables	(6,486,000)	(3,781,000)
Exercise of stock options	—	8,185,000

NET CASH USED IN FINANCING ACTIVITIES	(3,874,000)	(9,847,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,582,000	733,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	46,018,000	79,646,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	179,237,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,219,000	$258,883,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	($5,147,000)	($2,378,000)

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney and Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”) on July 31, 2002 (the “Merger”). The Parent and its subsidiaries are referred to collectively herein as the Company or Successor.

WH Intermediate Holdings Ltd. is a fully owned subsidiary of WH Holdings (Cayman Islands) Ltd.

2.	BASIS OF PRESENTATION

The unaudited interim financial information of the Company and of its Predecessor have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. The Company financial statements as of June 30, 2003 and for the six months ended June 30, 2003 include the Parent, and all of its direct and indirect subsidiaries, including Herbalife from the date of the Merger. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments and a preliminary allocation of the excess consideration as a result of the Merger, necessary to present fairly the Company’s financial statements as of June 30, 2003 and for the six months ended June 30, 2003 and 2002.

As a result of the merger and related financing transactions, results prior to the merger are not comparable with those subsequent to the merger.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

3.	TRANSACTIONS WITH RELATED PARTIES

The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the three months and six months ended June 30, 2003, the Company expensed monitoring fees in the amount of $1.3 million and $2.5 million and other expenses of $0.6 million and $2.2 million, respectively. Also, a Whitney affiliated company loaned $5.6 million of the term loan to Herbalife and another Whitney affiliated company purchased $1.3 million of the senior subordinated notes.

4.	LONG TERM DEBT

Long term debt consisted of the following: (in millions)

	June 30,	December 31,
	2003	2002

Senior subordinated notes	$163.1	$163.0
Borrowing under senior credit facility	132.8	135.0
Capitalized leases	5.8	3.3
Other debt	3.4	2.7

	305.1	304.0
Less: current portion	31.7	19.2

	$273.4	$284.8

5.	CONTINGENCIES

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a loss estimate can be made. At the current time, the Company cannot make an estimate of the range of exposure of these matters. However, an adverse result in these litigations could have a material impact on the Company’s financial condition and operating results.

The Company and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The first amended complaint was dismissed with leave to amend and a second amended complaint was received on May 2, 2003. The second amended complaint alleges that specified marketing plans employed by the distributor defendants are illegal, attempts to challenge the legality of Herbalife’s marketing system, and seeks to state causes of action under federal securities laws and various other laws. The Company’s motion to dismiss the second amended complaint is under submission by the court. The Company believes that it has meritorious defenses to the allegations contained in the lawsuit.

Whitney, one of the two equity sponsors (“Equity Sponsors”), has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. Whitney believes it has meritorious defenses to the suit and is vigorously contesting it. In connection with the merger, WH Holdings (Cayman Islands) Ltd. and the Company agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Merger, including existing litigation.

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

6.	COMPREHENSIVE INCOME

Comprehensive income is summarized as follows: (in millions)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net income	$19.2	$13.4	$37.8	$33.3
Net change in derivative instruments	—	(1.1)	(0.2)	(1.8)
Foreign currency translation adjustment	1.5	3.5	1.7	2.4

Comprehensive income	$20.7	$15.8	$39.3	$33.9

The net change in derivative instruments represents the fair value changes caused by marking to market these instruments on June 30, 2003. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities into US dollars.

7.	SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one reportable segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

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

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
(in millions)	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Retail Sales by Geographic Region:
The Americas	$168.3	$179.2	$330.0	$354.9
Europe	192.1	144.4	365.4	267.6
Asia/Pacific Rim	110.1	135.1	232.2	269.0

Total	$470.5	$458.7	$927.6	$891.5

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Sales by Geographic Region:
The Americas	$106.2	$111.3	$206.1	$220.7
Europe	111.9	87.7	221.7	162.8
Asia/Pacific Rim	70.8	83.0	141.1	164.2

Total	$288.9	$282.0	$568.9	$547.7

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Retail Sales by Product Line:
Nutritional Supplements	$210.2	$207.2	$416.9	$403.8
Weight Management Products	209.5	200.6	410.2	385.5
Personal Care Products	43.2	46.7	87.0	92.1
Literature, Promotional and Other	7.6	4.2	13.5	10.1

Total	$470.5	$458.7	$927.6	$891.5

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Sales by Product Line:
Nutritional Supplements	$128.2	$126.7	$253.5	$246.5
Weight Management Products	126.7	122.4	248.9	234.8
Personal Care Products	26.3	28.6	53.2	56.4
Literature, Promotional and Other	7.7	4.3	13.3	10.0

Total	$288.9	$282.0	$568.9	$547.7

Additional information as to the Company’s operations in different geographic areas:

Retail Sales and Net Sales

Retail sales from the Company’s operations in Japan totaled $45.0 million and $57.0 million for the three months ended June 30, 2003 and 2002, respectively and $105.5 million and $122.5 million for the six months ended June 30, 2003 and 2002, respectively. Retail sales from the Company’s operations in United States totaled $112.0 million and $130.5 million for the three months ended June 30, 2003 and 2002, respectively and $219.1 million and $259.1 million for the six months ended June 30, 2003 and 2002, respectively.

Net sales from the Company’s operation in Japan totaled $26.8 million and $33.5 million for the three months ended June 30, 2003 and 2002, respectively and $62.3 million and $71.6 million for the six months ended June 30, 2003 and 2002, respectively. Net sales from the Company’s operation in United States totaled $68.9 million and $80.7 million for the three months ended June 30, 2003 and 2002, respectively and $135.4 million and $161.8 million for the six months ended June 30, 2003 and 2002, respectively.

Long-lived Assets

Long-lived assets in the United States totaled $436.0 million and $438.3 million as of June 30, 2003 and December 31, 2002, respectively. Long-lived assets in Japan totaled $57.4 million and $57.9 million as of June 30, 2003 and December 31, 2002, respectively.

8.	POLICY FOR STOCK BASED COMPENSATION

Accounting for Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has two stock based employee compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“The Management Plan”) and WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“The Independent Directors Plan”). The Management Plan provides for the grant of options to purchase common shares of WH Holdings to members of management of Herbalife following the merger. The Independent Directors Plan provides for the grant of options to purchase common shares of WH Holdings to independent directors of WH Holdings.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock option plans. Under this method, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The effect on net income is not material if the Company had applied the fair-value-based method as amended by SFAS 148.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at June 30, 2003, the maximum length of time over which the Company is hedging these exposures is 6 months. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”). At June 30, 2003, the net loss in OCI was $534,000. Substantially, all OCI amounts will be reclassified to earnings within 12 months.

10.	RESTRUCTURING RESERVE

As of the date of the Merger, the Company implemented a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Merger. The accrued severance is for identified employees including executives, corporate functions and administrative support. There may be other employees identified for involuntary termination to complete the plan and, if so, an additional amount of severance will be accrued and goodwill will increase. Actions required by the plan of termination began immediately after consummation of the transaction and the period of time to complete the plan will not extend past 12 months after the Merger date.

The following table summarizes the activity in the Company’s restructuring accrual: (in millions)

Balance at July 31, 2002	$10.2
Additional accrual	3.0
Cash payments	(10.3)

Balance at June 30, 2003	$2.9

11.	SUPPLEMENTAL INFORMATION

The consolidated financial statement data as of June 30, 2003 and for the six months ended June 30, 2003 have been aggregated by entities that guarantee the Senior Subordinated Notes (the “Guarantors”) and entities that do not guarantee the Senior Subordinated Notes (the “Non-Guarantors”). The Guarantors include the Parent, Lux Holdings, Lux Intermediate, Lux CM (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (except for Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”). All other subsidiaries are Non-Guarantors. Herbalife International Inc. is the borrower of the Senior Subordinated Notes.

The consolidated financial statements of the Predecessor for the six months ended June 30, 2002 include the accounts of Herbalife and its subsidiaries.

Consolidating condensed unaudited statements of income for guarantors and non-guarantors for the three months and six months ended June 30, 2003 and June 30, 2002 are summarized as follows: (in millions)

	Quarter Ended June 30, 2003

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$249.7	$68.4	$(29.2)	$288.9
Cost of sales	—	—	54.5	33.8	(29.9)	58.4
Royalty overrides	—	—	62.5	41.0	—	103.5
Marketing, distribution & administrative expenses	0.4	2.3	63.5	20.3	—	86.5
Equity in subsidiary (income) loss	(19.6)	(25.1)	(0.7)	(0.1)	45.5	—
Interest expense – net	—	8.7	(0.2)	—	—	8.5
Intercompany charges	—	(2.8)	36.6	(33.8)	—	—

Income before income taxes and minority interest	19.2	16.9	33.5	7.2	(44.8)	32.0
Income tax expense (benefit)	—	(2.7)	13.5	2.0	—	12.8

Income (loss) before minority interest	19.2	19.6	20.0	5.2	(44.8)	19.2
Minority interest	—	—	—	—	—	—

NET INCOME (LOSS)	$19.2	$19.6	$20.0	$5.2	$(44.8)	$19.2

	Quarter Ended June 30, 2002

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$239.0	$63.4	$(20.4)	$282.0
Cost of sales	—	56.3	27.9	(21.5)	62.7
Royalty overrides	—	63.2	35.5	—	98.7
Marketing, distribution & administrative expenses	3.3	76.3	19.0	—	98.6
Equity in subsidiary (income) loss	(15.0)	(0.4)	—	15.4	—
Interest expense – net	—	(0.6)	0.2	—	(0.4)
Intercompany charges	(3.2)	29.6	(26.4)	—	—

Income before income taxes and minority interest	14.9	14.6	7.2	(14.3)	22.4
Income tax expense (benefit)	1.5	5.0	2.5	—	9.0

Income (loss) before minority interest	13.4	9.6	4.7	(14.3)	13.4
Minority interest	—	—	—	—	—

NET INCOME (LOSS)	$13.4	$9.6	$4.7	$(14.3)	$13.4

	Six Months Ended June 30, 2003

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$496.3	$128.8	$(56.2)	$568.9
Cost of sales	—	—	109.5	62.4	(56.5)	115.4
Royalty overrides	—	—	125.6	77.4	—	203.0
Marketing, distribution & administrative expenses	0.5	4.7	126.8	38.8	—	170.8
Equity in subsidiary (income) loss	(38.2)	(49.5)	(1.0)	—	88.7	—
Interest expense – net	—	17.3	(0.4)	(0.1)	—	16.8
Intercompany charges	—	(5.0)	68.1	(63.1)	—	—

Income before income taxes and minority interest	37.7	32.5	67.7	13.4	(88.4)	62.9
Income tax expense (benefit)	—	(5.7)	27.1	3.8	—	25.2

Income (loss) before minority interest	37.7	38.2	40.6	9.6	(88.4)	37.7
Minority interest	—	—	—	—	—	—

NET INCOME (LOSS)	$37.7	$38.2	$40.6	$9.6	$(88.4)	$37.7

	Six Months Ended June 30, 2002

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$468.9	$119.4	$(40.5)	$547.8
Cost of sales	—	109.4	52.4	(42.0)	119.8
Royalty overrides	—	126.7	66.7	—	193.4
Marketing, distribution & administrative expenses	3.3	141.7	34.8	—	179.8
Equity in subsidiary (income) loss	(35.5)	(0.5)	—	36.0	—
Interest expense – net	—	(1.4)	0.4	—	(1.0)
Intercompany charges	(6.3)	52.0	(45.7)	—	—

Income before income taxes and minority interest	38.5	41.0	10.8	(34.5)	55.8
Income tax expense	5.2	12.9	4.2	—	22.3

Income (loss) before minority interest	33.3	28.1	6.6	(34.5)	33.5
Minority interest	—	0.2	—	—	0.2

NET INCOME (LOSS)	$33.3	$27.9	$6.6	$(34.5)	$33.3

Consolidating condensed balance sheet data for guarantors and non-guarantors as of June 30, 2003 and December 31, 2002 are summarized as follows: (in millions)

	June 30, 2003 (in millions)

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets:
Cash and marketable securities	$—	$0.1	$73.6	$36.5	$—	$110.2
Receivables	—	—	24.8	11.7	—	36.5
Intercompany receivables	(0.6)	239.6	(156.0)	(83.0)	—	—
Inventories	—	—	43.4	13.5	(4.0)	52.9
Other current assets	0.1	(2.8)	41.5	4.1	—	42.9

Total current assets	(0.5)	236.9	27.3	(17.2)	(4.0)	242.5
Property, net	—	0.2	36.9	8.1	—	45.2
Other non-current assets	61.2	418.1	187.1	53.6	(134.0)	586.0

TOTAL ASSETS	$60.7	$655.2	$251.3	$44.5	$(138.0)	$873.7

Current Liabilities:
Accounts payable	$—	$—	$15.5	$3.5	$—	$19.0
Royalties overrides	—	—	41.6	24.7	—	66.3
Accrued compensation and expenses	—	9.6	41.2	16.0	(1.0)	65.8
Other current liabilities	—	1.0	57.2	1.2	—	59.4

Total current liabilities	—	10.6	155.5	45.4	(1.0)	210.5
Non-current liabilities	—	411.9	—	3.3	(6.7)	408.5
Stockholder’s equity	60.7	232.7	95.8	(4.2)	(130.3)	254.7

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$60.7	$655.2	$251.3	$44.5	$(138.0)	$873.7

	December 31, 2002 (in millions)

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets:
Cash and marketable securities	$—	$0.3	$39.6	$25.5	$—	$65.4
Receivables	—	—	24.0	5.7	—	29.7
Intercompany receivables	—	141.8	(75.9)	(65.9)	—	—
Inventories	—	—	46.2	15.2	(4.5)	56.9
Other current assets	0.2	0.2	38.2	18.6	(14.4)	42.8

Total current assets	0.2	142.3	72.1	(0.9)	(18.9)	194.8
Property, net	—	—	37.4	8.7	—	46.1
Other non-current assets	32.0	394.3	195.3	55.2	(74.3)	602.5

TOTAL ASSETS	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

Current Liabilities:
Accounts payable	$—	$—	$16.9	$4.9	$—	$21.8
Royalties overrides	—	—	46.5	22.6	—	69.1
Accrued compensation and expenses	—	12.1	42.7	15.0	—	69.8
Other current liabilities	9.3	(14.8)	41.7	15.6	(14.6)	37.2

Total current liabilities	9.3	(2.7)	147.8	58.1	(14.6)	197.9
Non-current liabilities	—	409.1	19.7	1.4	—	430.2
Stockholder’s equity	22.9	130.2	137.3	3.5	(78.6)	215.3

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

Consolidating condensed statement of cash flows data for guarantors and non-guarantors for the six months ended June 30, 2003 and June 30, 2002 is summarized as follows: (in millions)

	Six Months Ended June 30, 2003

		Herbalife
	Parent	International,	Subsidiary	Non-		Total
	Guarantors	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$38.3	$27.0	$55.3	$24.8	$(105.5)	$39.9
Net cash provided by (used in) investing activities	(38.3)	(25.3)	3.2	(0.3)	68.1	7.4
Net cash provided by (used in) financing activities	—	(1.9)	(24.4)	(15.0)	37.4	(3.9)
Effect of exchange rate changes on cash	—	—	1.0	1.6	—	2.6
Cash at beginning of period	—	0.3	38.4	25.5	—	64.2

Cash at end of period	$—	$0.1	$73.5	$36.6	$—	$110.2

	Six Months Ended June 30, 2002

	Herbalife
	International,	Subsidiary	Non-		Total
	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$11.0	$84.2	$8.3	$(30.3)	$73.2
Net cash provided by (used in) investing activities	(12.4)	23.4	(0.6)	5.2	15.6
Net cash provided by (used in) financing activities	1.4	(25.4)	(10.9)	25.1	(9.8)
Effect of exchange rate changes on cash	—	(1.6)	2.3	—	0.7
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$225.9	$32.8	—	$258.9

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

WH Intermediate Holdings Ltd., a Cayman Islands company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and

Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”) on July 31, 2002 (the Merger). The Parent and its subsidiaries, including Herbalife, are referred to collectively herein as the Company.

WH Intermediate Holdings Ltd. is a wholly owned subsidiary of WH Holdings (Cayman Islands) Ltd.

Critical Accounting Policies

The Company’s accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements contained in the Company’s most recently filed Form 10K. The Company’s financial statements contain all adjustments, consisting of normal recurring adjustments and a preliminary allocation of the excess consideration as a result of the merger. The Company prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

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

The Company performs goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. The Company assesses the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, the Company evaluates the fair value of the goodwill of its reporting unit to its carrying value. For other intangible assets and long-lived assets the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill, other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. To the extent the Company determines there are indicators of impairment in future periods, write-downs may be required.

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

Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately recognized. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

New Accounting Pronouncements

In April 2003, the FASB issued Statement No. (“SFAS”) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement require that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS 149 will not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any guarantees that require disclosure under FIN 45.

FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the quarter ended June 30, 2003, the Company has not entered into any guarantees within the scope of FIN 45.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires that variable interest entities be consolidated by an entity if the entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that an entity is not required to consolidate but in which it has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes the adoption of FIN 46 will not have a material impact on the consolidated financial statements.

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

Comparison of Second Quarter 2003 to 2002. Retail sales for three months and six months ended June 30, 2003 increased 2.6% and 4.0% to $470.5 million and $927.6 million, as compared to retail sales of $458.7 million and $891.5 million for corresponding periods in 2002. Net sales for the three months and six months ended June 30, 2003 increased 2.4% and 3.9% to $288.9 million and $568.9 million, as compared to net sales of $282.0 million and $547.7 million for the corresponding periods in 2002.

Retail Sales and Net Sales by Geographical Regions (in millions)

	Three Months Ended June 30				Six Months Ended June 30

			% Change in				% Change in

			U.S.	Local			U.S.	Local
	2003	2002	Dollars	Currency	2003	2002	Dollars	Currency

Retail Sales:
The Americas	$168.3	$179.2	(6.1)	(3.0)	$330.0	$354.9	(7.0)	(2.0)
Europe	192.1	144.4	33.0	12.0	365.4	267.6	36.5	16.0
Asia/Pacific Rim	110.1	135.1	(18.5)	(22.0)	232.2	269.0	(13.7)	(19.0)

Total Retail Sales	$470.5	$458.7	2.6	(4.0)	$927.6	$891.5	4.0	(2.0)

	Three Months Ended June 30			Six Months Ended June 30

	2003	2002	% Change	2003	2002	% Change

Net Sales:
The Americas	$106.2	$111.3	(4.6)	$206.1	$220.7	(6.7)
Europe	111.9	87.7	27.6	221.7	162.8	36.2
Asia/Pacific Rim	70.8	83.0	(14.7)	141.1	164.2	(14.1)

Total Net Sales	$288.9	$282.0	2.4	$568.9	$547.7	3.9

Retail sales in The Americas decreased $10.9 million and $24.9 million, or 6.1% and 7.0%, for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales decreased by 3.0% and 2.0% for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. Net sales in the Americas decreased $5.1 million and $14.7 million, or 4.6% and 6.7% for the three months and six months ended June 30, 2003, respectively as compared to the same period in 2002. The decrease was mainly due to weaker local currencies in the region and the sales decrease in the U.S.

Retail sales in Europe increased $47.7 million and $97.8 million, or 33.0% and 36.5%, for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales in Europe increased 12.0% and 16.0% for the three months and six months ended June 30, 2003 respectively, as compared to the same period in 2002. Net sales in Europe increased $24.2 million and $58.9 million, or 27.6% and 36.2% for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. The increase was primarily due to a stronger Euro and a continuing positive sales momentum.

Retail sales in Asia/Pacific Rim decreased $25.0 million and $36.8 million, or 18.5% and 13.7%, for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales in Asia/Pacific Rim decreased 22.0% and 19.0% for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. Net sales in Asia/Pacific Rim decreased $12.2 million and $23.1 million, or 14.7% and 14.1%, for the three months and six months ended June 30, 2003, respectively, as compared to the same period in 2002. The decline was due to deteriorating economic conditions and the intensified competitive sales environment. The outbreak of SARS in certain countries also had a negative impact on retail sales.

Retail Sales and Net Sales by Product Category (in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2003	2002	% Change	2003	2002	% Change

Retail Sales:
Nutritional Supplements	$210.2	$207.2	1.4	$416.9	$403.8	3.2
Weight Management Products	209.5	200.6	4.4	410.2	385.5	6.4
Personal Care Products	43.2	46.7	(7.5)	87.0	92.1	(5.5)
Literature, Promotional and Other	7.6	4.2	81.0	13.5	10.1	33.7

Total	$470.5	$458.7	2.6	$927.6	$891.5	4.0

	Three Months Ended June 30			Six Months Ended June 30

	2003	2002	% Change	2003	2002	% Change

Net Sales:
Nutritional Supplements	$128.2	$126.7	1.2	$253.5	$246.5	2.8
Weight Management Products	126.7	122.4	3.5	248.9	234.8	6.0
Personal Care Products	26.3	28.6	(8.0)	53.2	56.4	(5.7)
Literature, Promotional and Other	7.7	4.3	79.1	13.3	10.0	33.0

Total	$288.9	$282.0	2.4	$568.9	$547.7	3.9

For the three months and six months ended June 30, 2003, retail sales and net sales of the nutritional supplement and weight management product categories increased as compared to the prior year, primarily due to a stronger Euro and introduction of new products. The increases were partially offset by a decrease in retail sales and net sales of personal care products, primarily due to discontinuation of certain body care and color cosmetic products.

Operating Information

Gross profit was $230.5 million and $453.6 million for the three months and six months ended June 30, 2003, respectively, compared to $219.3 million and $428.0 million in the same period in 2002. As a percentage of net sales, gross profit for the three months and six months ended June 30, 2003 increased from 77.8% to 79.8% and 78.1% to 79.7%, respectively, as compared to the same period in 2002. The increase in gross profit reflected a reduction in the inventory provision for slow moving and anticipated obsolescence when comparing 2003 to 2002 and lower freight and duty expenses.

Royalty overrides as a percentage of net sales were 35.8% and 35.7% for the three months and six months ended June 30, 2003, respectively, as compared to 35.0% and 35.3% in the same period in 2002. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

Marketing, distribution and administrative expenses as a percentage of net sales were 30.0% for both the three months and six months ended June 30, 2003, respectively, as compared to 33.5% and 32.1% in the same period in 2002. For the three months and six months ended June 30, 2003, these expenses decreased $8.1 million and $4.9 million to $86.5 million and $170.8 million from $94.6 million and $175.7 million, respectively. The decrease was primarily due to a reduction in operating expenses as a result of cost saving initiatives.

In the second quarter of 2002, the Company recorded $4.0 million relating to fees in connection with the Merger transaction.

Net interest expense was $8.5 million and $16.8 million for the three months and six months ended June 30, 2003, respectively, as compared to the net interest income of $0.5 million and $1.0 million in the same period in 2002. In 2003, the interest expense was mainly due to the term loan and the senior subordinated notes issued to finance the Merger transaction.

Income taxes were $12.8 million and $25.2 million for the three months and six months ended June 30, 2003, respectively, as compared to $9.0 million and $22.3 million for the same period in 2002. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2002 and 2003.

Currency fluctuations had a favorable effect of $3.0 million and $5.4 million for the three months and six months ended June 30, 2003, respectively, when compared to what current year net income would have been using last year’s exchange rates. For the three months and six months ended June 30, 2003, the regional effects were $1.1 million and $3.2 million unfavorable in the Americas, $0.7 million and $2.0 million favorable in the Asia/Pacific Rim, and $3.3 million and $6.6 million favorable in Europe, respectively.

Net income for the three months and six months ended June 30, 2003 was $19.2 million and $37.8 million, respectively, compared to $13.4 million and $33.3 million for the same period in 2002. The increase was mainly due to an increase in sales and lower operating expenses.

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

For the six months ended June 30, 2003, net cash provided by operating activities was $39.9 million comprised of net income of $37.8 million, non-cash adjustments to net income of $16.7 million, and changes in operating assets and liabilities of $(14.6) million. The change in operating assets and liabilities was mainly to pay $17.0 million of President Team Bonus and $14.8 million of interest.

Capital expenditures including capital leases for the six months ended June 30, 2003 were $10.0 million compared to $5.7 million in the same period in 2002. The majority of these expenditures represented investments in management information systems, office facilities and equipment in the United States.

As of June 30, 2003, the Company had a working capital of $32.1 million. Cash and cash equivalents and marketable securities were $110.3 million at June 30, 2003, compared to $65.5 million at December 31, 2002. The Company’s cash of approximately $110 million at June 30, 2003, in addition to liquidity provided from future operating cash flows and a revolving credit facility of $25 million, are expected to be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

The following table provides information about the details of our option contracts at June 30, 2003.

		Average Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

Purchased Puts (Company may sell Yen/Buy USD)	(in millions)		(in millions)
Japanese Yen	$10.0	115.77-119.00	$0.2	Jul-Sep 2003
Japanese Yen	9.0	115.41-119.00	0.2	Oct-Dec 2003

	$19.0		$0.4
Written Puts (Company may buy Yen/Sell USD)
Japanese Yen	$9.0	112.50-115.00	$—	Jul-Sep 2003
Japanese Yen	9.0	112.50-115.00	(0.1)	Oct-Dec 2003

	$18.0		$(0.1)
Purchased Puts (Company may sell Euro/Buy USD)
Euro	$13.4	1.0960-1.1326	$—	Jul-Sep 2003
Euro	13.3	1.0930-1.1295	0.2	Oct-Dec 2003

	$26.7		$0.2

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The table below describes the forward contracts that were outstanding at June 30, 2003.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

		(in millions)			(in millions)
Buy USD/Sell Brazilian Real	06/26/03	$2.0	07/31/03	2.9675	$1.9
Buy Euro/Sell British Pound	05/02/03	0.3	07/31/03	1.4276	0.3
Buy Danish Krone/Sell British Pound	05/02/03	0.4	07/31/03	10.5902	0.4
Buy Norway Krone/Sell British Pound	05/02/03	0.3	07/31/03	11.2298	0.3

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2003, the total amount of foreign subsidiary cash was $55.2 million, of which $4.2 million was invested in U.S. dollars. At June 30, 2003 the cash balances in Japan and South Korea were $7.0 million and $4.3 million, respectively.

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

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company’s borrowings as of June 30, 2003. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at June 30, 2003. Interest rate risk related to the Company’s capital leases is not significant.

	Expected Maturity Date

(in millions)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate	—	—	—	—	—	$163.1	$163.1	$186.9
Average Interest Rate						12.00%
Variable Rate	$13.1	$26.1	$26.1	$26.1	$26.1	$15.3	$132.8	$132.8
Average Interest Rate	5.31%	5.31%	5.31%	5.31%	5.31%	5.31%

Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate. It provides protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding at June 30, 2003.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date

At June 30, 2003	(in millions)		(in millions)
Interest Rate Cap	$38.1	5%	$—	October 2005

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

Exhibit
Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)

3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)

10.1	The Company’s 1991 Stock Option Plan, as amended	(4)

10.2	The Company’s 1992 Executive Incentive Compensation Plan, as amended *	(1), (4)

10.3	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan *	(1)

10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company *	(1)

10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996 *	(2), (4), (5)

10.6	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(3)

10.7	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.8	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996 *	(3)

Exhibit
Number	Description	Page No./(Footnote)

10.10	The Company’s 401K Plan, as amended *	(3)

10.11	The Company’s Supplemental Executive Retirement Plan *	(6)

10.12	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(7)

10.13	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.14	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.15	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.16	The Company’s Management Employee Change in Control Plan, effective June 29, 2000 *	(8)

10.17	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001 *	(9)

10.18	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(9)

10.19	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.20	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.21	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.22	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.23	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(12)

10.24	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(12)

10.25	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.26	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.27	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)

10.28	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)

10.29	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)

10.30	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and	(14)

Exhibit
Number	Description	Page No./(Footnote)

	Whitney & Co. LLC

10.31	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)

10.32	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)

10.33	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands)	(14)

10.34	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)

10.35	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)

10.36	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

10.37	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

10.38	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)

10.39	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)

10.40	WH Holdings (Cayman Islands) Ltd. Stock Option Plan	(15)

10.41	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)

10.42	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)

10.43	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)

10.44	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of Senior Vice President & Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2002.

(14)	Incorporated by reference to Herbalife International, Inc.’s Registration Statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on November 13, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended March 31, 2003.

(17)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

(b)	Reports on Form 8-K:

On June 16, 2003, the Company filed a Report on Form 8-K announcing a change in the Company’s auditors and appointing KPMG LLP as the Company’s auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2003

WH INTERMEDIATE HOLDINGS LTD

(Registrant)

By: /s/ WILLIAM D. LOWE

William D. Lowe Senior Vice President & Principal Financial and Accounting Officer