Form 10-Q
period 2003-09-30
WH INTERMEDIATE HOLDINGS LTD
filed 2003-11-13
CIK 1205298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes  [  ]  No  [X]

Number of shares of registrant’s common stock outstanding as of September 30, 2003 was 1.

*     C/O Principal Financial Officer of Herbalife International, Inc.

WH INTERMEDIATE HOLDINGS LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Nine Months ended September 30, 2003

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2 – 3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20 – 21
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23 – 26
Signature and Certifications		27 – 29

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$130,564,000	$64,201,000
Marketable securities	—	1,272,000
Receivables, including related party receivables of $1,435,000 (2003) and $1,100,000 (2002)	39,459,000	29,677,000
Inventories	52,547,000	56,868,000
Prepaid expenses and other current assets	17,066,000	16,075,000
Deferred income taxes	26,085,000	26,708,000

Total current assets	265,721,000	194,801,000
Property, at cost, net of accumulated depreciation and amortization of $16,128,000 (2003) and $7,675,000 (2002)	45,290,000	46,112,000
Deferred compensation plan assets	21,053,000	31,922,000
Other assets	5,789,000	5,327,000
Deferred financing costs, net of accumulated amortization of $8,903,000 (2003) and $3,446,000 (2002)	32,112,000	38,310,000
Marketing franchise	—	180,000,000
Trademark and tradename	189,900,000	130,000,000
Distributor Network, net of accumulated amortization of $21,856,000 (2003)	34,344,000	—
Product certification, product formulae and other intangible assets, net of accumulated amortization of $7,817,000 (2003) and $1,542,000 (2002)	14,884,000	5,858,000
Goodwill	239,937,000	211,063,000

TOTAL	$849,030,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30,	December 31,
	2003	2002

CURRENT LIABILITIES:
Accounts payable	$22,423,000	$21,799,000
Royalty overrides	76,247,000	69,062,000
Accrued compensation	21,115,000	22,443,000
Accrued expenses	42,316,000	47,342,000
Current portion of long term debt	71,307,000	19,160,000
Advance sales deposits	8,575,000	6,307,000
Income taxes payable	9,099,000	11,782,000

Total current liabilities	251,082,000	197,895,000
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	221,567,000	284,839,000
Deferred compensation	22,133,000	32,082,000
Deferred income taxes	92,348,000	110,707,000
Other non-current liabilities	2,582,000	2,524,000

Total liabilities	589,712,000	628,047,000

STOCKHOLDER’S EQUITY:
Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in-capital in excess of par value	192,776,000	192,776,000
Retained earnings	63,836,000	22,709,000
Accumulated other comprehensive income (loss)	2,706,000	(139,000)

Total stockholder’s equity	259,318,000	215,346,000

TOTAL	$849,030,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months

	2003	2002

	Three months ended	August 1 to	July 1 to
	September 30	September 30	July 31
	(Successor)	(Successor)	(Predecessor)

Retail sales	$473,243,000	$285,800,000	$156,220,000
Distributor allowances on product purchases	(224,052,000)	(134,126,000)	(73,335,000)
Handling & freight income	41,200,000	24,501,000	13,521,000

Net sales	290,391,000	176,175,000	96,406,000
Cost of sales	58,987,000	38,145,000	20,747,000

Gross profit	231,404,000	138,030,000	75,659,000
Royalty overrides	104,971,000	61,789,000	33,862,000
Marketing, distribution & administrative expenses (included $1.7 million and $6.4 million of related party expenses for the three and nine months ended September 30, 2003)	111,060,000	53,930,000	31,642,000
Merger transaction expenses	—	—	50,673,000
Interest expense (income) – net	9,772,000	12,622,000	(335,000)

Income (loss) before income taxes and minority interest	5,601,000	9,689,000	(40,183,000)
Income taxes	2,241,000	3,875,000	(16,074,000)

Income (loss) before minority interest	3,360,000	5,814,000	(24,109,000)
Minority interest	—	—	—

NET INCOME (LOSS)	$3,360,000	$5,814,000	($24,109,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months

	2003	2002

	Nine months ended	August 1 to	January 1 to
	September 30	September 30	July 31
	(Successor)	(Successor)	(Predecessor)

Retail sales	$1,400,821,000	$285,800,000	$1,047,690,000
Distributor allowances on product purchases	(662,922,000)	(134,126,000)	(492,997,000)
Handling & freight income	121,409,000	24,501,000	89,495,000

Net sales	859,308,000	176,175,000	644,188,000
Cost of sales	174,349,000	38,145,000	140,553,000

Gross profit	684,959,000	138,030,000	503,635,000
Royalty overrides	307,962,000	61,789,000	227,233,000
Marketing, distribution & administrative expenses (included $1.7 million and $6.4 million of related party expenses for the three and nine months ended September 30, 2003)	281,887,000	53,930,000	207,390,000
Merger transaction expenses	—	—	54,708,000
Interest expense (income) – net	26,566,000	12,622,000	(1,364,000)

Income (loss) before income taxes and minority interest	68,544,000	9,689,000	15,668,000
Income taxes	27,418,000	3,875,000	6,267,000

Income (loss) before minority interest	41,126,000	5,814,000	9,401,000
Minority interest	—	—	189,000

NET INCOME (LOSS)	$41,126,000	$5,814,000	$9,212,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2003	2002

	Nine months ended	August 1 to	January 1 to
	September 30	September 30	July 31
	(Successor)	(Successor)	(Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,127,000	$5,814,000	$9,212,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,953,000	3,752,000	11,722,000
Amortization of deferred financing costs	5,564,000	1,344,000	—
Deferred income taxes	1,539,000	896,000	3,186,000
Unrealized foreign exchange loss (gain)	1,534,000	(167,000)	2,448,000
Loss on repurchase of senior subordinated notes	1,368,000	—	—
Minority interest in earnings	—	—	189,000
Other	1,243,000	149,000	2,338,000
Changes in operating assets and liabilities:
Receivables	(7,853,000)	9,374,000	(11,712,000)
Inventories	6,008,000	3,110,000	11,462,000
Prepaid expenses and other current assets	(2,000)	(4,708,000)	(14,107,000)
Accounts payable	(355,000)	(9,613,000)	14,831,000
Royalty overrides	3,739,000	49,000	3,948,000
Accrued expenses and accrued compensation	(9,140,000)	5,961,000	1,895,000
Advance sales deposits	1,745,000	2,132,000	3,230,000
Income taxes payable	(2,961,000)	146,000	718,000
Deferred compensation liability	(9,948,000)	(1,523,000)	(1,459,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,561,000	16,716,000	37,901,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(9,509,000)	(1,873,000)	(4,741,000)
Proceeds from sale of property	39,000	49,000	191,000
Changes in marketable securities, net	1,280,000	105,000	20,691,000
Changes in other assets	(245,000)	(33,000)	(2,300,000)
Deferred compensation plan assets	10,868,000	(166,000)	5,154,000
Acquisition of Herbalife International, Inc.	—	(650,893,000)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,433,000	(652,811,000)	18,995,000

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	—	(9,682,000)
Distribution to minority interest	—	—	(4,598,000)
Additions to bank loans and contract payables	3,603,000	—	29,000
Principal payments on bank loans and contract payables	(15,483,000)	(10,433,000)	(3,799,000)
Repurchase of senior subordinated notes	(5,681,000)	—	—
Increase in deferred financing costs	—	(13,693,000)	(27,788,000)
Exercise of stock options	—	—	10,546,000
Equity contributions	—	200,000,000	—
Assumption of shareholder acquisition expense	—	(7,223,000)	—
Term loan and senior subordinated notes	—	342,882,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17,561,000)	511,533,000	(35,292,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,930,000	(1,266,000)	980,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,363,000	(125,828,000)	22,584,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	201,821,000	179,237,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,564,000	$75,993,000	$201,821,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$5,876,000	$13,000	$2,058,000

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

WH Intermediate Holdings Ltd. is a fully owned subsidiary of WH Holdings (Cayman Islands) Ltd.

2.     BASIS OF PRESENTATION

The unaudited interim financial information of the Company and of its Predecessor have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. The Company’s financial statements as of September 30, 2003 and for the nine months ended September 30, 2003 include the Parent, and all of its direct and indirect subsidiaries, including Herbalife from the date of the Merger. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments and final allocation of the excess consideration as a result of the Merger, necessary to present fairly the Company’s financial statements as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002.

As a result of the Merger and related financing transactions, results prior to the Merger are not comparable with those subsequent to the merger.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

3.     PURCHASE PRICE ALLOCATION

The Company completed the allocation of the purchase price in connection with the Merger during the quarter ended September 30, 2003. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition (in millions):

	Final	Preliminary	Increase
	Allocation	Allocation	(Decrease)

Current assets	$388.7	$388.7	$—
Property	52.0	52.0	—
Marketing franchise	—	180.0	(180.0)
Trademark and tradename	189.9	130.0	59.9
Distributor Network	56.2	—	56.2
Product Formulas	15.5	—	15.5
Product certifications and other intangible assets	7.2	7.4	(0.2)
Goodwill	239.9	211.1	28.8
Other long-term assets	42.6	42.6	—

Total assets acquired	$992.0	$1,011.8	$(19.8)

Current liabilities	$209.4	$209.4	$—
Other non-current liabilities	34.9	34.9	—
Long-term debt	1.2	1.2	—
Deferred income taxes	95.0	114.8	(19.8)

Total liabilities assumed	$340.5	$360.3	—

Net assets acquired	$651.5	$651.5	$—

Among the intangible assets, trademark and tradename are not subject to amortization. Distributor network has an expected life of three years. Product formulae have an expected life of five years. Product certifications have an expected life of two years. None of the intangibles are expected to be deductible for tax purposes.

During the quarter ended September 30, 2003 an independent valuation study was completed. The study was used as the basis to make the final determination of the values that should be allocated to various finite and indefinite lived intangible assets as well as goodwill. As a result of this completion of the purchase price allocation process, certain reclassifications were made to the categories of intangible assets and goodwill that were previously identified on a preliminary basis. Specifically, total indefinite lived intangibles consisting of marketing franchise and trademark and tradename were reduced from $310 million to $189.9 million. Finite lived intangibles were increased from $7.4 million (gross before accumulated amortization) to $78.9 million and goodwill increased from $211.1 million to $239.9 million. As a result of the finalization of the purchase price allocation, the Company recorded amortization expense for finite lived intangible assets that had been classified as indefinite lived assets on a preliminary basis, from August 1, 2002 to June 30, 2003 of $19.9 million before tax and $6.4 million before tax for the quarter ended September 30, 2003. The total amortization expense of intangible assets was $28.1 million for the nine months ended September 30, 2003.

4.     TRANSACTIONS WITH RELATED PARTIES

The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual aggregate amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the three months and nine months ended September 30, 2003, the Company expensed monitoring fees in the amount of $1.3 million and $3.8 million and other expenses of $0.4 million and $2.6 million, respectively. Also, a Whitney affiliated company loaned $5.6 million of the term loan to Herbalife and another Whitney affiliated company purchased $1.3 million of the senior subordinated notes.

5.     LONG TERM DEBT

Long term debt consisted of the following: (in millions)

	September 30,	December 31,
	2003	2002

Senior subordinated notes	$158.2	$163.0
Borrowing under senior credit facility	126.3	135.0
Capitalized leases	5.4	3.3
Other debt	3.0	2.7

	292.9	304.0
Less: current portion	71.3	19.2

	$221.6	$284.8

During the third quarter of 2003, the Company purchased $5.0 million principal amount of its Senior Subordinated Notes due July 15, 2010 at prevailing market prices, for an aggregate amount of approximately $5.7 million. As a result of the purchase, the Company recorded net additional interest expense of $1.4 million (including a portion of debt issuance costs and discount of $0.7 million) representing the difference between the purchase price and the carrying value of the debt.

6.     CONTINGENCIES

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a loss estimate can be made.

The Company is a defendant in a purported class action lawsuit pending in the U. S. District Court of California (Jacobs v. Herbalife International, Inc., et al.) originally filed on February 19, 2002 challenging marketing practices of several distributors and the Company under various state and federal laws. As a result of recent rulings of the Court, only claims under federal securities law remain. The Company believes it has meritorious defenses to the suit.

Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al.). The Company removed the lawsuit to federal court and the plaintiff is seeking to remand the lawsuit to state court. The complaint alleges that certain telemarketing practices of certain Herbalife distributors violate the Telephone Consumer Protection Act and seeks to hold the Company liable for the practices of its distributors. The Company believes it has meritorious defenses to the suit.

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

At the current time, the Company cannot make an estimate of the range of exposure of the above matters. However, an adverse result in any of these litigation cases could have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material. The Company currently maintains product liability insurance with a deductible of $7.5 million.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management, that adverse outcomes, if any, will not likely result in a material effect on the Company’s consolidated financial condition, result of operations or cash flows.

7.     COMPREHENSIVE INCOME

Comprehensive income (loss) is summarized as follows: (in millions)

	Three Months			Nine Months

	2003	2002		2003	2002

	Three Months Ended	August 1 to	July 1 to	Nine Months Ended	August 1 to	January 1 to
	September 30	September 30	July 31	September 30	September 30	July 31
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

Net income (loss)	$3.4	$5.8	$(24.1)	$41.1	$5.8	$9.2
Unrealized gain (loss) on derivative	(0.4)	0.3	—	(3.4)	0.3	(3.3)
Reclassification adjustments for gain (loss) on derivative instruments	0.4	(0.3)	(0.2)	3.2	(0.3)	1.3
Foreign currency translation adjustment	1.2	(1.1)	(0.9)	3.0	(1.1)	1.4

Comprehensive income (loss)	$4.6	$4.7	$(25.2)	$43.9	$4.7	$8.6

The net change on derivative instruments represents the fair value changes caused by marking to market these instruments on September 30, 2003. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities into US dollars.

8.     SEGMENT INFORMATION

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

The Company has operations throughout the world and is organized and managed by geographic area. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers sold to, the methods used to distribute the products, and the nature of the regulatory environment. However, the Company does recognize revenue from sales to distributors in four geographic regions: The America’s, Europe, Asia/ Pacific Rim and Japan.

	Three Months			Nine Months

	2003	2002		2003	2002

		August 1 to	July 1 to		August 1 to	January 1 to
	September 30	September 30	July 31	September 30	September 30	July 31
(in millions)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

Retail Sales by Geographic Region:
The Americas	$172.5	$107.4	$59.3	$502.4	$107.4	$414.2
Europe	186.6	91.0	49.3	552.0	91.0	316.9
Asia/Pacific Rim	66.9	49.5	26.3	193.7	49.5	172.8
Japan	47.2	37.9	21.3	152.7	37.9	143.8

Total	$473.2	$285.8	$156.2	$1,400.8	$285.8	$1,047.7

	Three Months			Nine Months

	2003	2002		2003	2002

		August 1 to	July 1 to		August 1 to	January 1 to
	September 30	September 30	July 31	September 30	September 30	July 31
(in millions)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

Net Sales by Geographic Region:
The Americas	$107.6	$67.7	$37.3	$313.7	$67.7	$258.0
Europe	113.8	55.4	30.1	335.5	55.4	193.0
Asia/Pacific Rim	41.1	30.8	16.6	119.9	30.8	109.2
Japan	27.9	22.3	12.4	90.2	22.3	84.0

Total	$290.4	$176.2	$96.4	$859.3	$176.2	$644.2

	Three Months			Nine Months

	2003	2002		2003	2002

		August 1 to	July 1 to		August 1 to	January 1 to
	September 30	September 30	July 31	September 30	September 30	July 31
(in millions)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

Retail Sales by Product Line:
Nutritional Supplements	$218.8	$129.9	$70.8	$635.7	$129.9	$474.6
Weight Management Products	205.8	125.8	69.9	616.0	125.8	455.4
Personal Care Products	40.2	26.6	15.6	127.3	26.6	107.8
Literature, Promotional and Other	8.4	3.5	(0.1)	21.8	3.5	9.9

Total	$473.2	$285.8	$156.2	$1,400.8	$285.8	$1,047.7

	Three Months			Nine Months

	2003	2002		2003	2002

		August 1 to	July 1 to		August 1 to	January 1 to
	September 30	September 30	July 31	September 30	September 30	July 31
(in millions)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)

Net Sales by Product Line:
Nutritional Supplements	$132.9	$79.5	$43.7	$386.6	$79.5	$290.3
Weight Management Products	124.7	76.9	43.2	373.8	76.9	278.2
Personal Care Products	24.4	16.3	9.6	77.1	16.3	65.8
Literature, Promotional and Other	8.4	3.5	(0.1)	21.8	3.5	9.9

Total	$290.4	$176.2	$96.4	$859.3	$176.2	$644.2

Additional information as to the Company’s operations in different geographic areas:

Retail Sales and Net Sales

Retail sales from the Company’s operations in United States totaled $109.5 million and $117.2 million for the three months ended September 30, 2003 and 2002, respectively and $328.6 million and $376.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Net sales from the Company’s operation in United States totaled $68.1 million and $73.7 million for the three months ended September 30, 2003 and 2002, respectively and $204.6 million and $236.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Long-lived Assets

Long-lived assets in the United States totaled $373.8 million and $438.3 million as of September 30, 2003 and December 31, 2002, respectively. Long-lived assets in Japan totaled $65.1 million and $57.9 million as of September 30, 2003 and December 31, 2002, respectively.

9.     POLICY FOR STOCK BASED COMPENSATION

Accounting for Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results.

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

10.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at September 30, 2003, the maximum length of time over which the Company is hedging these exposures is approximately one year. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. There is no ineffective portion for the nine months ended September 30, 2003. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”). At September 30, 2003, the net loss in OCI was $491,000. Substantially, all OCI amounts will be reclassified to earnings within 12 months.

11.     RESTRUCTURING RESERVE

As of the date of the Merger, the Company implemented a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Merger. The accrued severance is for identified employees including executives, corporate functions and administrative support.

The following table summarizes the activity in the Company’s restructuring accrual: (in millions)

Balance at July 31, 2002	$10.2
Additional accrual	3.0
Cash payments	(10.6)

Balance at September 30, 2003	$2.6

The Company expects to pay these restructuring costs through 2005.

12.     SUPPLEMENTAL INFORMATION

The consolidated financial statement data as of September 30, 2003 and for the nine months ended September 30, 2003 have been aggregated by entities that guarantee the Senior Subordinated Notes (the “Guarantors”) and entities that do not guarantee the Senior Subordinated Notes (the “Non-Guarantors”). The Guarantors include the Parent, Lux Holdings, Lux Intermediate, Herbalife Lux (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (except for Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”). All other subsidiaries are Non-Guarantors. Herbalife International, Inc. is the borrower of the Senior Subordinated Notes.

The consolidated financial statements of the Predecessor for the nine months ended September 30, 2002 include the accounts of Herbalife and its subsidiaries.

Consolidating condensed unaudited statements of income for guarantors and non-guarantors for the three months and nine months ended September 30, 2003 and September 30, 2002 are summarized as follows: (in millions)

	Three Months Ended September 30, 2003

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$253.1	$69.4	$(32.1)	$290.4
Cost of sales	—	—	56.5	35.1	(32.6)	59.0
Royalty overrides	—	—	63.9	41.0	—	104.9
Marketing, distribution & administrative expenses	0.9	28.0	63.2	19.0	—	111.1
Equity in subsidiary (income) loss	(4.6)	(27.9)	(0.6)	—	33.1	—
Interest expense – net	—	10.0	(0.2)	—	—	9.8
Intercompany charges	—	(2.5)	35.8	(33.3)	—	—

Income before income taxes and minority interest	3.7	(7.6)	34.5	7.6	(32.6)	5.6
Income tax expense (benefit)	—	(11.8)	11.8	2.2	—	2.2

Income (loss) before minority interest	3.7	4.2	22.7	5.4	(32.6)	3.4
Minority interest	—	—	—	—	—	—

NET INCOME (LOSS)	$3.7	$4.2	$22.7	$5.4	$(32.6)	$3.4

	July 1 to July 31, 2002 (Predecessor)

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	$82.4	$23.1	$(9.1)	$96.4
Cost of sales	—	18.7	10.8	(8.8)	20.7
Royalty overrides	—	20.6	13.3	—	33.9
Marketing, distribution & administrative expenses	—	24.2	7.4	—	31.6
Merger transaction expenses	$50.7	—	—	—	50.7
Equity in subsidiary (income) loss	(5.9)	—	—	5.9	—
Interest expense – net	—	(0.3)	—	—	(0.3)
Intercompany charges	(1.1)	10.8	(9.7)	—	—

Income before income taxes and minority interest	(43.7)	8.4	1.3	(6.2)	(40.2)
Income tax expense (benefit)	(19.9)	3.0	0.8	—	(16.1)

Income (loss) before minority interest	(23.8)	5.4	0.5	(6.2)	(24.1)
Minority interest	—	—	—	—	—

NET INCOME	$(23.8)	$5.4	$0.5	$(6.2)	$(24.1)

	August 1 to September 30, 2002 (Successor)

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	—	$150.8	$39.3	$(14.0)	$176.1
Cost of sales	—	—	34.9	17.7	(14.5)	38.1
Royalty overrides	—	—	40.3	21.5	—	61.8
Marketing, distribution & administrative expenses	—	$1.2	38.8	13.9	—	53.9
Merger transaction expenses	—	—	—	—	—	—
Equity in subsidiary (income) loss	$(5.5)	(12.6)	(0.2)	—	18.3	—
Interest expense – net	—	12.7	(0.2)	0.1	—	12.6
Intercompany charges	—	(2.0)	17.3	(15.3)	—	—

Income before income taxes and minority interest	5.5	0.7	19.9	1.4	(17.8)	9.7
Income tax expense (benefit)	—	(4.8)	8.0	0.7	—	3.9

Income (loss) before minority interest	5.5	5.5	11.9	0.7	(17.8)	5.8
Minority interest	—	—	—	—	—	—

NET INCOME	$5.5	$5.5	$11.9	$0.7	$(17.8)	$5.8

	Nine Months Ended September 30, 2003

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	—	$749.4	$198.2	$(88.3)	$859.3
Cost of sales	—	—	166.1	97.5	(89.3)	174.3
Royalty overrides	—	—	189.6	118.4	—	308.0
Marketing, distribution & administrative expenses	$1.4	$32.6	190.1	57.8	—	281.9
Equity in subsidiary (income) loss	(42.9)	(77.4)	(1.7)	—	122.0	—
Interest expense – net	—	27.3	(0.7)	—	—	26.6
Intercompany charges	—	(7.6)	103.9	(96.3)	—	—

Income before income taxes and minority interest	41.5	25.1	102.1	20.8	(121.0)	68.5
Income tax expense	—	(17.5)	38.9	6.0	—	27.4

Income (loss) before minority interest	41.5	42.6	63.2	14.8	(121.0)	41.1
Minority interest	—	—	—	—	—	—

NET INCOME (LOSS)	$41.5	$42.6	$63.2	$14.8	$(121.0)	$41.1

	January 1 to July 31, 2002 (Predecessor)

	Herbalife
	International,	Subsidiary			Total
	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	—	$551.3	$142.5	$(49.6)	$644.2
Cost of sales	—	128.1	63.2	(50.7)	140.6
Royalty overrides	—	147.3	79.9	—	227.2
Marketing, distribution & administrative expenses	$(0.8)	165.9	42.3	—	207.4
Merger transaction expenses	54.7	—	—	—	54.7
Equity in subsidiary (income) loss	(36.4)	(0.5)	—	36.9	—
Interest expense – net	—	(1.8)	0.4	—	(1.4)
Intercompany charges	(7.5)	62.9	(55.4)	—	—

Income before income taxes and minority interest	(10.0)	49.4	12.1	(35.8)	15.7
Income tax expense	(18.6)	19.9	5.0	—	6.3

Income (loss) before minority interest	8.6	29.5	7.1	(35.8)	9.4
Minority interest	—	0.2	—	—	0.2

NET INCOME (LOSS)	$8.6	$29.3	$7.1	$(35.8)	$9.2

Consolidating condensed balance sheet data for guarantors and non-guarantors as of September 30, 2003 and December 31, 2002 are summarized as follows: (in millions)

	September 30, 2003

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets:
Cash and marketable securities	$18.2	$0.1	$71.0	$41.3	—	$130.6
Receivables	—	—	25.1	14.4	—	39.5
Intercompany receivables	(18.8)	245.2	(141.2)	(85.2)	—	—
Inventories	—	—	44.2	11.9	(3.6)	52.5
Other current assets	—	(2.8)	41.3	4.6	—	43.1

Total current assets	(0.6)	242.5	40.4	(13.0)	(3.6)	265.7
Property, net	0.2	0.2	37.4	7.5	—	45.3
Other non-current assets	65.9	367.7	209.8	60.5	(165.9)	538.0

TOTAL ASSETS	$65.4	$610.4	$287.6	$55.0	(169.4)	$849.0

Current Liabilities:
Accounts payable	$0.4	—	$17.9	$4.1	—	$22.4
Royalties overrides	—	—	47.1	29.1	—	76.2
Accrued compensation and expenses	0.6	$3.8	42.8	17.1	(0.9)	63.4
Other current liabilities	—	39.8	48.2	1.1	—	89.1

Total current liabilities	1.0	43.6	156.0	51.4	(0.9)	251.1
Non-current liabilities	—	325.3	12.8	0.5	—	338.6
Stockholder’s equity	64.4	241.5	118.8	3.1	(168.5)	259.3

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$65.4	$610.4	$287.6	$55.0	(169.4)	$849.0

	December 31, 2002

		Herbalife
	Parent	International,	Subsidiary			Total
	Guarantors	Inc.	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets:
Cash and marketable securities	$—	$0.3	$39.6	$25.5	$—	$65.4
Receivables	—	—	24.0	5.7	—	29.7
Intercompany receivables	—	141.8	(75.9)	(65.9)	—	—
Inventories	—	—	46.2	15.2	(4.5)	56.9
Other current assets	0.2	0.2	38.2	18.6	(14.4)	42.8

Total current assets	0.2	142.3	72.1	(0.9)	(18.9)	194.8
Property, net	—	—	37.4	8.7	—	46.1
Other non-current assets	32.0	394.3	195.3	55.2	(74.3)	602.5

TOTAL ASSETS	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

Current Liabilities:
Accounts payable	$—	$—	$16.9	$4.9	$—	$21.8
Royalties overrides	—	—	46.5	22.6	—	69.1
Accrued compensation and expenses	—	12.1	42.7	15.0	—	69.8
Other current liabilities	9.3	(14.8)	41.7	15.6	(14.6)	37.2

Total current liabilities	9.3	(2.7)	147.8	58.1	(14.6)	197.9
Non-current liabilities	—	409.1	19.7	1.4	—	430.2
Stockholder’s equity	22.9	130.2	137.3	3.5	(78.6)	215.3

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

Consolidating condensed statement of cash flows data for guarantors and non-guarantors for the nine months ended September 30, 2003, periods of January 1 to July 31, 2002 and period of August 1 to September 30, 2002 and September 30, 2002 is summarized as follows: (in millions)

	Nine Months Ended September 30, 2003

		Herbalife
	Parent	International,	Subsidiary	Non-		Total
	Guarantors	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$61.3	$66.1	$45.5	$31.9	$(127.2)	$77.6
Net cash provided by (used in) investing activities	(43.2)	(52.0)	(0.2)	(2.1)	99.9	2.4
Net cash provided by (used in) financing activities	—	(14.4)	(14.7)	(15.9)	27.4	(17.6)
Effect of exchange rate changes on cash	—	—	2.0	1.9	—	3.9
Cash at beginning of period	0.1	0.4	38.3	25.5	0.1	64.2

Cash at end of period	$18.2	$0.1	$70.9	$41.3	$—	$130.5

	January 1 to July 31, 2002 (Predecessor)

	Herbalife
	International,	Subsidiary	Non-		Total
	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$32.0	$46.9	$(2.1)	$(38.9)	$37.9
Net cash provided by (used in) investing activities	(10.5)	26.9	1.3	1.3	19.0
Net cash provided by (used in) financing activities	(21.5)	(40.4)	(11.0)	37.6	(35.3)
Effect of exchange rate changes on cash	—	(0.6)	1.6	—	1.0
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$178.1	$23.5	—	$201.8

	August 1 to September 30, 2002 (Successor)

		Herbalife
	Parent	International,	Subsidiary	Non-		Total
	Guarantors	Inc.	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$5.6	$146.4	$(120.0)	$10.6	$(25.9)	$16.7
Net cash provided by (used in) investing activities	(5.5)	(660.6)	(8.0)	(0.4)	21.7	(652.8)
Net cash provided by (used in) financing activities	—	514.4	(2.4)	(4.7)	4.2	511.5
Effect of exchange rate changes on cash	—	—	(0.8)	(0.4)	—	(1.2)
Cash at beginning of period	—	0.2	178.1	23.5	—	201.8

Cash at end of period	$0.1	$0.4	$46.9	$28.6	—	$76.0

13.     SUBSEQUENT EVENTS

On November 6, 2003, the Board of Directors of the Company approved an amendment to its stock option plan under the WH Holding (Cayman Islands) Ltd. Stock Incentive Plan with certain senior management employees (“Senior Plan”). Under the previous Senior Plan, the repurchase right of an exercised option was exercisable by the Company within the first 90 days after the later of (i) the acquisition of such shares or (ii) the executive’s termination of employment. In addition, under the previous Senior Plan, if an executive’s employment was terminated for cause or by resignation, the repurchase price was equal to the lower of fair market value or the exercise price paid by the executive. Under the amended Senior Plan, the repurchase rights have been modified. The 90 days repurchase period begins on the 181st day after the later of (i) the acquisition of the shares or (ii) the executive’s termination of employment. In addition, after the seventh anniversary of the option grant, the repurchase right for termination with cause or by resignation will be the fair market value. Under the previous terms, the Company determined that the options did not vest since they could be repurchased by the Company at the lower of fair market value or exercise price. Accordingly, the Company concluded that there were no issuable shares for GAAP purposes under the plan and no compensation expense was recognized. The Company has also concluded that the amendments result in a fixed plan with a measurement date as of November 6, 2003. Based on the estimated fair value of the Company’s common stock, the Company believes the exercise prices of the options were below the fair market value of the underlying common stock on this date and will record a compensation charge to account for the indicated intrinsic value. The total intrinsic value and the related compensation expense is $9.9 million which will be recognized over a 7-year period following the date of grant, beginning with $1.3 million in the fourth quarter of 2003, representing the portion of the options that have already vested, and $1.4 million per year until fully expensed.

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

New Accounting Pronouncements

In April 2003, the FASB issued Statement No. (“SFAS”) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement require that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any material guarantees that require disclosure under FIN 45.

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

As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the quarter ended September 30, 2003, the Company has not entered into any guarantees within the scope of FIN 45.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires that variable interest entities be consolidated by an entity if the entity is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that an entity is not required to consolidate but in which it has a significant variable interest. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 has not had any impact on the consolidated financial statements.

Results of Operations

For the purpose of management’s discussion and analysis of financial condition and results of operations, the term “Company” refers to Herbalife International, Inc. and subsidiaries before the Merger for periods through July 31, 2002 and to the Parent and subsidiaries after the Merger for periods subsequent to July 31, 2002.

Throughout this report, “retail sales” represent the gross sales amounts reflected on the Company’s invoices to its distributors. The Company does not receive the amount reported as “retail sales,” and the Company does not monitor the actual retail prices charged for its products. “Net sales” represent the actual purchase prices paid to the Company by its distributors, after giving effect (i) to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested product retail sales prices and (ii) handling and freight income. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms to these importers. The Company’s “gross profit” consists of net sales less “cost of sales,” consisting of the prices the

Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

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

Comparison of Third Quarter 2003 to 2002. Retail sales for three months and nine months ended September 30, 2003 increased 7.1% and 5.0% to $473.2 million and $1,400.8 million, as compared to retail sales of $442.0 million and $1,333.5 million for corresponding periods in 2002. Net sales for the three months and nine months ended September 30, 2003 increased 6.5% and 4.7% to $290.4 million and $859.3 million, as compared to net sales of $272.6 million and $820.4 million for the corresponding periods in 2002.

Retail Sales and Net Sales by Geographical Regions (in millions)

	Three Months Ended September 30				Nine Months Ended September 30

			% Change in				% Change in

			U.S.	Local			U.S.	Local
	2003	2002	Dollars	Currency	2003	2002	Dollars	Currency

Retail Sales:
The Americas	$172.5	$166.7	3.5%	4.0%	$502.4	$521.6	(3.7%)	—
Europe	186.6	140.3	33.0%	19.0%	552.0	407.9	35.3%	17.0%
Asia/Pacific Rim	66.9	75.8	(11.7%)	(13.9%)	193.7	222.3	(12.9%)	(15.5%)
Japan	47.2	59.2	(20.3%)	(21.0%)	152.7	181.7	(16.0%)	(21.0%)

Total Retail Sales	$473.2	$442.0	7.1%	2.0%	$1,400.8	$1,333.5	5.0%	(1.0%)

	Three Months Ended September 30			Nine Months Ended September 30

	2003	2002	% Change	2003	2002	% Change

Net Sales:
The Americas	$107.6	$105.0	2.5%	$313.7	$325.7	(3.7%)
Europe	113.8	85.5	33.1%	335.5	248.4	35.1%
Asia/Pacific Rim	41.1	47.4	(13.3%)	119.9	140.0	(14.4%)
Japan	27.9	34.7	(19.6%)	90.2	106.3	(15.1%)

Total Net Sales	$290.4	$272.6	6.5%	$859.3	$820.4	4.7%

Retail sales in The Americas increased $5.8 million and decreased $19.2 million, or 3.5% and 3.7%, for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales increased by 4.0% and was unchanged for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. Net sales in the Americas increased $2.6 million and decreased $12.0 million, or 2.5% and 3.7% for the three months and nine months ended September 30, 2003, respectively as compared to the same period in 2002. The sales increases in Mexico and Brazil were partially offset by the sales decrease in the U.S. and weaker local currencies in the region.

Retail sales in Europe increased $46.2 million and $144.0 million, or 32.9% and 35.3%, for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales in Europe increased 19.0% and 17.0% for the three months and nine months ended September 30, 2003 respectively, as compared to the same period in 2002. Net sales in Europe increased $28.3 million and $87.2 million, or 33.1% and 35.1% for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. The increase was primarily due to a stronger Euro and a continuing positive sales momentum.

Retail sales in Asia/Pacific Rim decreased $8.9 million and $28.6 million, or 11.7% and 12.9%, for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales in Asia/Pacific Rim decreased 13.9% and 15.5% for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. Net sales in Asia/Pacific Rim decreased $6.3 million and $20.1 million, or 13.3% and 14.4%, for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. The decline was due to deteriorating economic conditions and the intensified competitive sales environment. The outbreak of SARS in certain countries also had a negative impact on retail sales earlier in 2003.

Retail sales in Japan decreased $12.0 million and $29.0 million, or 20.3% and 16.0% for the three months and nine months ended September 30, 2003, respectively, as compared to the same period in 2002. In local currency, retail sales decreased by 21.0% both for the three and nine months ended September 30, 2003, as compared to the same period in 2002. Net sales in Japan decreased $6.8 million and $16.1 million or 19.6% and 15.1% for the three months and nine months ended September 30, 2003, respectively as compared to the same period in 2002. The decline was due to deteriorating economic conditions.

Retail Sales and Net Sales by Product Category (in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2003	2002	% Change	2003	2002	% Change

Retail Sales:
Nutritional Supplements	$218.8	$200.7	9.0%	$635.7	$604.5	5.2%
Weight Management Products	205.8	195.7	5.2%	616.0	581.2	6.0%
Personal Care Products	40.2	42.2	(4.7%)	127.3	134.4	(5.3%)
Literature, Promotional and Other	8.4	3.4	147.1%	21.8	13.4	62.7%

Total	$473.2	$442.0	7.1%	$1,400.8	$1,333.5	5.0%

	Three Months Ended September 30			Nine Months Ended September 30

	2003	2002	% Change	2003	2002	% Change

Net Sales:
Nutritional Supplements	$132.9	$123.2	7.9%	$386.6	$369.8	4.5%
Weight Management Products	124.7	120.1	(3.8%)	373.8	355.1	5.3%
Personal Care Products	24.4	25.9	(5.8%)	77.1	82.1	(6.1%)
Literature, Promotional and Other	8.4	3.4	147.1%	21.8	13.4	62.7%

Total	$290.4	$272.6	6.5%	$859.3	$820.4	4.7%

For the three months and nine months ended September 30, 2003, retail sales and net sales of the nutritional supplement and weight management product categories increased as compared to the prior year, primarily due to a stronger Euro and introduction of new products. The increases were partially offset by a decrease in retail sales and net sales of personal care products, primarily due to discontinuation of certain body care and color cosmetic products.

Operating Information

Gross profit was $231.4 million and $685.0 million for the three months and nine months ended September 30, 2003, respectively, compared to $213.7 million and $641.7 million in the same period in 2002. As a percentage of net sales, gross profit for the three months and nine months ended September 30, 2003 increased from 78.4% to 79.7% and 78.2% to 79.7%, respectively, as compared to the same period in 2002. The increase in gross profit reflected a reduction in the inventory provision for slow moving and anticipated obsolescence when comparing 2003 to 2002 and lower freight and duty expenses.

Royalty overrides as a percentage of net sales were 36.2% and 35.8% for the three months and nine months ended September 30, 2003, respectively, as compared to 35.1% and 35.2% in the same period in 2002. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

Marketing, distribution and administrative expenses as a percentage of net sales were 38.3% and 32.8% for the three months and nine months ended September 30, 2003, respectively, as compared to 31.4% and 31.9% in the same period in 2002. For the three months and nine months ended September 30, 2003, these expenses increased $25.5 million and $20.6 million to $111.1 million and $281.9 million from $85.6 million and $261.3 million, respectively. The 2003 third quarter marketing, distribution and administrative expenses included a $26.3 million amortization expense of intangibles of which $19.9 million related to the period August 1, 2002 through June 30, 2003. Excluding the increased amortization expense marketing, distribution and administrative expenses were flat for the three months ended September 30, 2003 and decreased $4.8 million for the nine months ended September 30, 2003 as a result of cost saving initiatives.

In the third quarter of 2002, the Company recorded $11.7 million relating to fees and $39.0 million of stock option expenses in connection with the Merger transaction.

Net interest expense was $9.8 million and $26.6 million for the three months and nine months ended September 30, 2003, respectively, as compared to the net interest expense of $12.3 million and $11.3 million in the same period in 2002. The year to date increase in interest expense is due to the financing entered into at the time of the Merger. Prior to the Merger the Company had negligible debt.

Income taxes were $2.2 million and $27.4 million for the three months and nine months ended September 30, 2003, respectively, as compared to $(12.2) million and $10.1 million for the same period in 2002. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2002 and 2003.

Currency fluctuations had a favorable effect of $2.5 million and $8.0 million for the three months and nine months ended September 30, 2003, respectively, when compared to what current year net income would have been using last year’s exchange rates. For the three months and nine months ended September 30, 2003, the regional effects were $0.2 million and $3.5 million unfavorable in the Americas, $0.4 million and $2.4 million favorable in the Asia/Pacific Rim, and $2.3 million and $9.0 million favorable in Europe, respectively.

Net income for the three months and nine months ended September 30, 2003 was $3.4 million and $41.1 million, respectively, compared to a net loss of $18.3 million and net income of $15.0 million for the same period in 2002. The increase was mainly due to an increase in sales and lower operating expenses.

On November 6, 2003, the Board of Directors of the Company approved an amendment to its stock option plan under the WH Holding (Cayman Islands) Ltd. Stock Incentive Plan with certain senior management employees (“Senior Plan”). Under the previous Senior Plan, the repurchase right of an exercised option was exercisable by the Company within the first 90 days after the later of (i) the acquisition of such shares or (ii) the executive’s termination of employment. In addition, under the previous Senior Plan, if an executive’s employment was terminated for cause or by resignation, the repurchase price was equal to the lower of fair market value or the exercise price paid by the executive. Under the amended Senior Plan, the repurchase rights have been modified. The 90 days repurchase period begins on the 181st day after the later of (i) the acquisition of the shares or (ii) the executive’s termination of employment. In addition, after the seventh anniversary of the option grant, the repurchase right for termination with cause or by resignation will be the fair market value. Under the previous terms, the Company determined that the options did not vest since they could be repurchased by the Company at the lower of fair market value or exercise price. Accordingly, the Company concluded that there were no issuable shares for GAAP purposes under the plan and no compensation expense was recognized. The Company has also concluded that the amendments result in a fixed plan with a new measurement date as of November 6, 2003. Based on the estimated fair value of the Company’s common stock, the Company believes the options were in the money on this date and will record a compensation charge to account for the indicated intrinsic value. The total intrinsic value and the related compensation expense is $9.9 million which will be recognized over a 7-year period following the date of grant, beginning with $1.3 million in the fourth quarter of 2003, representing the portion of the options that have already vested, and $1.4 million per year until fully expensed.

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

For the nine months ended September 30, 2003 the Company generated $77.6 million from operating cash flows compared to $54.6 million in the same period in 2002. The increase in cash generated from operations is primarily related to increased net income adjusted for non cash items of $55.5 partly offset by a decrease in working capital of $18.8 million for the nine months ended September 30, 2003 versus an increase of $13.7 million for the same period of 2002.

Capital expenditures including capital leases for the nine months ended September 30, 2003 were $15.4 million compared to $8.7 million in the same period in 2002. The majority of these expenditures represented investments in management information systems, office facilities and equipment in the United States.

As of September 30, 2003, the Company had working capital of $14.6 million. Cash and cash equivalents and marketable securities were $130.6 million at September 30, 2003, compared to $65.5 million at December 31, 2002. The Company’s cash of approximately $131 million at September 30, 2003, in addition to liquidity provided from future operating cash flows and a revolving credit facility of $25 million, are expected to be sufficient to meet the Company’s working capital requirements for the foreseeable future.

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

During the third quarter of 2003, the Company purchased $5.0 million principal amount of its Senior Subordinated Notes due July 15, 2010 at prevailing market prices, for an aggregate amount of approximately $5.7 million. As a result of the purchase, the Company recorded net additional interest expense of $1.4 million (including a portion of debt issuance costs and discount of $0.7 million) representing the difference between the purchase price and the carrying value of the debt.

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

The following table provides information about the details of our option contracts at September 30, 2003.

		Average Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

	(in millions)		(in millions)
Purchased Puts (Company may sell Yen/Buy USD) Japanese Yen	$9.0	115.41 – 119.0	$—	Oct - Dec 2003
Written Puts (Company may buy Yen/Sell USD) Japanese Yen	$9.0	112.5 – 115.0	$(0.3)	Oct - Dec 2003
Purchased Puts (Company may sell Euro/Buy USD) Euro	$13.3	1.093 – 1.1295	$0.3	Oct – Dec 2003

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The table below describes the forward contracts that were outstanding at September 30, 2003.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

		(in millions)			(in millions)
Buy Danish Krone/Sell British Pound	7/29/03	$0.4	10/29/03	10.48	$0.4
Buy Euro/Sell British Pound	7/29/03	0.3	10/29/03	1.41	0.3
Buy Norway Krone/Sell British Pound	7/29/03	0.3	10/29/03	11.66	0.3

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2003, the total amount of foreign subsidiary cash was $64.0 million, of which $6.7 million was invested in U.S. dollars. At September 30, 2003 the cash balances in Japan and South Korea were $10.0 million and $5.9 million, respectively.

Interest Rate Risk

The Company has maintained an investment portfolio of high-quality marketable securities. According to the Company’s investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. The Company does not use derivative instruments to hedge its investment portfolio.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of the Company’s borrowings as of September 30, 2003. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at September 30, 2003. Interest rate risk related to the Company’s capital leases is not significant.

	Expected Maturity Date

(in millions)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate	—	—	—	—	—	$158.2	$158.2	$184.0
Average Interest Rate						11.75%
Variable Rate	$6.6	$26.1	$26.1	$26.1	$26.1	$15.3	$126.3	$126.3
Average Interest Rate	5.11%	5.11%	5.11%	5.11%	5.11%	5.11%

Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate. It provides protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding at June 30, 2003.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date

	(in millions)		(in millions)
At September 30, 2003
Interest Rate Cap	$36.3	5%	$—	October 2005

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          See discussion under Note 6 to the Notes to the Consolidated Financial Statements included in Item 1 of this report.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5. OTHER INFORMATION

          None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:

Exhibit
Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)

3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)

10.1	The Company’s 1991 Stock Option Plan, as amended	(4)

10.2	The Company’s 1992 Executive Incentive Compensation Plan, as amended *	(1), (4)

10.3	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan *	(1)

10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company *	(1)

10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996 *	(2), (4), (5)

10.6	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(3)

10.7	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.8	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996 *	(3)

10.10	The Company’s 401K Plan, as amended *	(3)

10.11	The Company’s Supplemental Executive Retirement Plan *	(6)

10.12	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(7)

10.13	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.14	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.15	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.16	The Company’s Management Employee Change in Control Plan, effective June 29, 2000 *	(8)

10.17	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001 *	(9)

10.18	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(9)

10.19	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.20	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

Exhibit
Number	Description	Page No./(Footnote)

10.21	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.22	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.23	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(12)

10.24	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(12)

10.25	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.26	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.27	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)

10.28	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)

10.29	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)

10.30	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)

10.31	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)

10.32	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)

10.33	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands)	(14)

10.34	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)

10.35	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)

10.36	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

10.37	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

Exhibit
Number	Description	Page No./(Footnote)

10.38	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)

10.39	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)

10.40	WH Holdings (Cayman Islands) Ltd. Stock Option Plan	(15)

10.41	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)

10.42	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)

10.43	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)

10.44	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)

10.45	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)

10.46	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(17)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of Senior Vice President & Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2002.

(14)	Incorporated by reference to Herbalife International, Inc.’s Registration Statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on November 13, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the three months ended March 31, 2003.

(17)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

(b)	Reports on Form 8 K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

WH INTERMEDIATE HOLDINGS LTD.

(Registrant)

By:	/s/ WILLIAM D. LOWE

William D. Lowe
Senior Vice President & Principal Financial and Accounting Officer