Form 10-Q/A
period 2003-09-30
WH INTERMEDIATE HOLDINGS LTD
filed 2004-02-23
CIK 1205298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Ugland House, South Church Street
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares of registrant’s common stock outstanding as of September 30, 2003 was 1.

* C/O Principal Financial Officer of Herbalife International, Inc.

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A of WH Intermediate Holdings Ltd. amends the quarterly report on Form 10-Q of the registrant for the period ended September 30, 2003.  Specifically, this Form 10-Q/A amends the classification and allocation of the final purchase price in connection with the “Merger” (as defined in note 1 to the consolidated financial statements), as presented on the face of the Consolidated Balance Sheets and in note 3 accompanying the consolidated financial statements.  This revision did not have any impact on the Company’s results of operations for any period presented.

WH INTERMEDIATE HOLDINGS LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Nine Months ended September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2003(1)	December 31, 2002(1)
CURRENT ASSETS:

Cash and cash equivalents	$130,564,000	$64,201,000

Marketable securities	—	1,272,000

Receivables, including related party receivables of $1,435,000 (2003) and $1,100,000 (2002)	39,459,000	29,677,000

Inventories	52,547,000	56,868,000

Prepaid expenses and other current assets	17,066,000	16,075,000

Deferred income taxes	26,085,000	26,708,000

Total current assets	265,721,000	194,801,000

Property, at cost, net of accumulated depreciation and amortization of $16,128,000 (2003) and $7,675,000 (2002)	45,290,000	46,112,000

Deferred compensation plan assets	21,053,000	31,922,000

Other assets	5,789,000	5,327,000

Deferred financing costs, net of accumulated amortization of $8,903,000 (2003) and $3,446,000 (2002)	32,112,000	38,310,000

Marketing related intangibles	310,000,000	310,000,000

Distributor Network, net of accumulated amortization of $21,856,000 (2003)	34,344,000	—
Product certification, product formulae and other intangible assets, net of accumulated amortization of $7,817,000 (2003) and $1,542,000 (2002)	14,884,000	5,858,000

Goodwill	167,517,000	211,063,000

TOTAL	$896,710,000	$843,393,000

(1) As reclassified—See note 3.

See the accompanying notes to consolidated financial statements

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2003	December 31, 2002
CURRENT LIABILITIES:

Accounts payable	$22,423,000	$21,799,000

Royalty overrides	76,247,000	69,062,000

Accrued compensation	21,115,000	22,443,000

Accrued expenses	42,316,000	47,342,000

Current portion of long term debt	71,307,000	19,160,000

Advance sales deposits	8,575,000	6,307,000

Income taxes payable	9,099,000	11,782,000

Total current liabilities	251,082,000	197,895,000

NON-CURRENT LIABILITIES:

Long term debt, net of current portion	221,567,000	284,839,000

Deferred compensation	22,133,000	32,082,000

Deferred income taxes	140,028,000	110,707,000

Other non-current liabilities	2,582,000	2,524,000

Total liabilities	637,392,000	628,047,000

STOCKHOLDER’S EQUITY:

Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—

Paid-in-capital in excess of par value	192,776,000	192,776,000

Retained earnings	63,836,000	22,709,000

Accumulated other comprehensive income (loss)	2,706,000	(139,000)

Total stockholder’s equity	259,318,000	215,346,000

TOTAL	$896,710,000	$843,393,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months			Nine Months
	2003	2002		2003	2002
	Three months ended September 30 (Successor)	August 1 to September 30 (Successor)	July 1 to July 31 (Predecessor)	Nine months ended September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)

Retail sales	$473,243,000	$285,800,000	$156,220,000	$1,400,821,000	$285,800,000	$1,047,690,000

Distributor allowances on product purchases	(224,052,000)	(134,126,000)	(73,335,000)	(662,922,000)	(134,126,000)	(492,997,000)

Handling & freight income	41,200,000	24,501,000	13,521,000	121,409,000	24,501,000	89,495,000

Net sales	290,391,000	176,175,000	96,406,000	859,308,000	176,175,000	644,188,000

Cost of sales	58,987,000	38,145,000	20,747,000	174,349,000	38,145,000	140,553,000

Gross profit	231,404,000	138,030,000	75,659,000	684,959,000	138,030,000	503,635,000

Royalty overrides	104,971,000	61,789,000	33,862,000	307,962,000	61,789,000	227,233,000

Marketing, distribution & administrative expenses (included $1.7 million and $6.4 million of related party expenses for the three and nine months ended September 30, 2003)	111,060,000	53,930,000	31,642,000	281,887,000	53,930,000	207,390,000

Merger transaction expenses	—	—	50,673,000	—	—	54,708,000

Interest expense (income) – net	9,772,000	12,622,000	(335,000)	26,566,000	12,622,000	(1,364,000)

Income (loss) before income taxes and minority interest	5,601,000	9,689,000	(40,183,000)	68,544,000	9,689,000	15,668,000

Income taxes	2,241,000	3,875,000	(16,074,000)	27,418,000	3,875,000	6,267,000

Income (loss) before minority interest	3,360,000	5,814,000	(24,109,000)	41,126,000	5,814,000	9,401,000

Minority interest	—	—	—	—	—	189,000

NET INCOME (LOSS)	$3,360,000	$5,814,000	$(24,109,000)	$41,126,000	$5,814,000	$9,212,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2003	2002
	Nine months ended September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,127,000	$5,814,000	$9,212,000
Adjustments to reconcile net income to net cash provided by operating activities: provided by (used in) operating activities:
Depreciation and amortization	43,953,000	3,752,000	11,722,000
Amortization of deferred financing costs	5,564,000	1,344,000	—
Deferred income taxes	1,539,000	896,000	3,186,000
Unrealized foreign exchange loss (gain)	1,534,000	(167,000)	2,448,000
Loss on repurchase of senior subordinated notes	1,368,000	—	—
Minority interest in earnings	—	—	189,000
Other	1,243,000	149,000	2,338,000
Changes in operating assets and liabilities:
Receivables	(7,853,000)	9,374,000	(11,712,000)
Inventories	6,008,000	3,110,000	11,462,000
Prepaid expenses and other current assets	(2,000)	(4,708,000)	(14,107,000)
Accounts payable	(355,000)	(9,613,000)	14,831,000
Royalty overrides	3,739,000	49,000	3,948,000
Accrued expenses and accrued compensation	(9,140,000)	5,961,000	1,895,000
Advance sales deposits	1,745,000	2,132,000	3,230,000
Income taxes payable	(2,961,000)	146,000	718,000
Deferred compensation liability	(9,948,000)	(1,523,000)	(1,459,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,561,000	16,716,000	37,901,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(9,509,000)	(1,873,000)	(4,741,000)
Proceeds from sale of property	39,000	49,000	191,000
Changes in marketable securities, net	1,280,000	105,000	20,691,000
Changes in other assets	(245,000)	(33,000)	(2,300,000)
Deferred compensation plan assets	10,868,000	(166,000)	5,154,000
Acquisition of Herbalife International, Inc.	—	(650,893,000)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,433,000	(652,811,000)	18,995,000
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	—	(9,682,000)
Distribution to minority interest	—	—	(4,598,000)
Additions to bank loans and contract payables	3,603,000	—	29,000
Principal payments on bank loans and contract payables	(15,483,000)	(10,433,000)	(3,799,000)
Repurchase of senior subordinated notes	(5,681,000)	—	—
Increase in deferred financing costs	—	(13,693,000)	(27,788,000)
Exercise of stock options	—	—	10,546,000
Equity contributions	—	200,000,000	—
Assumption of shareholder acquisition expense	—	(7,223,000)	—
Term loan and senior subordinated notes	—	342,882,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17,561,000)	511,533,000	(35,292,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,930,000	(1,266,000)	980,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,363,000	(125,828,000)	22,584,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	201,821,000	179,237,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,564,000	$75,993,000	$201,821,000
NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$5,876,000	$13,000	$2,058,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION

WH Intermediate Holdings Ltd., a Cayman Islands exempted limited liability company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”) on July 31, 2002 (the “Merger”).  The Parent and its subsidiaries are referred to collectively herein as the Company or Successor.

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

3.                                      PURCHASE PRICE ALLOCATION

The Company completed the allocation of the purchase price in connection with the Merger during the quarter ended September 30, 2003.  The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition (in millions):

	September 30, 2003 As Reclassified	September 30, 2003 As Previously Reported	Preliminary Allocation
Current assets	$388.7	$388.7	$388.7
Property	52.0	52.0	52.0
Trademark and trade name	—	189.9	—
Marketing related intangibles	310.0	—	310.0
Distributor Network	56.2	56.2	—
Product Formulas	15.5	15.5	—
Product certifications and other intangible assets	7.2	7.2	7.4
Goodwill	167.5	239.9	211.1
Other long-term assets	42.6	42.6	42.6
Total assets acquired	$1,039.7	$992.0	$1,011.8
Current liabilities	$209.4	$209.4	$209.4
Other non-current liabilities	34.9	34.9	34.9
Long-term debt	1.2	1.2	1.2
Deferred income taxes	142.7	95.0	114.8
Total liabilities assumed	$388.2	$340.5	$360.3
Net assets acquired	$651.5	$651.5	$651.5

The marketing related intangibles are not subject to amortization. Distributor network has an expected life of three years.  Product formulae have an expected life of five years.  Product certifications have an expected life of two years.  None of the intangibles are expected to be deductible for tax purposes.

The Company completed the final allocation of the purchase price in connection with the Merger based on an independent valuation study. The study was used on the basis to make the final determination of the values that should be allocated to various finite and indefinite lives intangibles assets as well as goodwill. As a result of the completion of the purchase price allocation process, certain reclassifications were made to the categories of intangible assets and goodwill that were previously identified on a preliminary basis as of December 31, 2002. The Company initially reported its completed purchase price allocation described above at September 30, 2003 in its quarterly financial statements for the period then ended as indicated under the caption “September 30, 2003 As Previously Reported” column above. As a result, finite lived intangibles were increased from $7.4 million (gross before accumulated amortization) to $78.9 million and goodwill decreased from $211.1 million to $167.5 million. In addition, the Company recorded amortization expense for finite lived intangible assets that had been classified as indefinite lived assets on a preliminary basis, from August 1, 2002 to June 30, 2003 of $19.9 million before tax and $6.4 million before tax for the quarter ended September 30, 2003.  The total amortization expense of intangible assets was $28.1 million for the nine months ended September 30, 2003.

Based on additional information that became available subsequent to September 30, 2003, the trademark and trade name value was revised to incorporate the Company’s marketing know-how that includes its standards, specifications, methods, procedures, techniques, marketing system and other proprietary information. Accordingly, a further reclassification was made out of goodwill as of September 30, 2003. The revised value is presented on the accompanying balance sheet as marketing related intangibles as of September 30, 2003. The caption “September 30, 2003 As Reclassified” in the table above reflects the effect of this reclassification, which did not have any impact on the Company’s results of operations for any period presented. The values of the marketing franchise and trademark and trade name as of December 31, 2002 have also been combined and are presented as marketing related intangibles in the accompanying balance sheet to conform to the current year presentation.

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

5.             LONG TERM DEBT

Long term debt consisted of the following: (in millions)

	September 30, 2003	December 31, 2002
Senior subordinated notes	$158.2	$163.0
Borrowing under senior credit facility	126.3	135.0
Capitalized leases	5.4	3.3
Other debt	3.0	2.7
	292.9	304.0
Less: current portion	71.3	19.2
	$221.6	$284.8

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

7.             COMPREHENSIVE INCOME

Comprehensive income (loss) is summarized as follows:  (in millions)

	Three Months			Nine Months
	2003	2002		2003	2002
	Three Months Ended September 30 (Successor)	August 1 to September 30 (Successor)	July 1 to July 31 (Predecessor)	Nine Months Ended September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)
Net income (loss)	$3.4	$5.8	$(24.1)	$41.1	$5.8	$9.2
Unrealized gain (loss) on derivative instruments	(0.4)	0.3	—	(3.4)	0.3	(3.3)
Reclassification adjustments for gain (loss) on derivative instruments	0.4	(0.3)	(0.2)	3.2	(0.3)	1.3
Foreign currency translation adjustment	1.2	(1.1)	(0.9)	3.0	(1.1)	1.4
Comprehensive income (loss)	$4.6	$4.7	$(25.2)	$43.9	$4.7	$8.6

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

	Three Months			Nine Months
	2003	2002		2003	2002
(in millions)	September 30 (Successor)	August 1 to September 30 (Successor)	July 1 to July 31 (Predecessor)	September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)
Retail Sales by Geographic Region:
The Americas	$172.5	$107.4	$59.3	$502.4	$107.4	$414.2
Europe	186.6	91.0	49.3	552.0	91.0	316.9
Asia/Pacific Rim	66.9	49.5	26.3	193.7	49.5	172.8
Japan	47.2	37.9	21.3	152.7	37.9	143.8
Total	$473.2	$285.8	$156.2	$1,400.8	$285.8	$1,047.7

	Three Months			Nine Months
	2003	2002		2003	2002
(in millions)	September 30 (Successor)	August 1 to September 30 (Successor)	July 1 to July 31 (Predecessor)	September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)
Net Sales by Geographic Region:
The Americas	$107.6	$67.7	$37.3	$313.7	$67.7	$258.0
Europe	113.8	55.4	30.1	335.5	55.4	193.0
Asia/Pacific Rim	41.1	30.8	16.6	119.9	30.8	109.2
Japan	27.9	22.3	12.4	90.2	22.3	84.0
Total	$290.4	$176.2	$96.4	$859.3	$176.2	$644.2

	Three Months			Nine Months
	2003	2002		2003	2002
(in millions)	September 30 (Successor)	August 1 to September 30 (Successor)	July 1 to July 31 (Predecessor)	September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)
Retail Sales by Product Line:
Nutritional Supplements	$218.8	$129.9	$70.8	$635.7	$129.9	$474.6
Weight Management Products	205.8	125.8	69.9	616.0	125.8	455.4
Personal Care Products	40.2	26.6	15.6	127.3	26.6	107.8
Literature, Promotional and Other	8.4	3.5	(0.1)	21.8	3.5	9.9
Total	$473.2	$285.8	$156.2	$1,400.8	$285.8	$1,047.7

	Three Months			Nine Months
	2003	2002		2003	2002
(in millions)	September 30 (Successor)	August 1 to September 30 (Successor)	July 1 to July 31 (Predecessor)	September 30 (Successor)	August 1 to September 30 (Successor)	January 1 to July 31 (Predecessor)
Net Sales by Product Line:
Nutritional Supplements	$132.9	$79.5	$43.7	$386.6	$79.5	$290.3
Weight Management Products	124.7	76.9	43.2	373.8	76.9	278.2
Personal Care Products	24.4	16.3	9.6	77.1	16.3	65.8
Literature, Promotional and Other	8.4	3.5	(0.1)	21.8	3.5	9.9
Total	$290.4	$176.2	$96.4	$859.3	$176.2	$644.2

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

	Three Months Ended September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$253.1	$69.4	$(32.1)	$290.4
Cost of sales	—	—	56.5	35.1	(32.6)	59.0
Royalty overrides	—	—	63.9	41.0	—	104.9
Marketing, distribution & administrative expenses	0.9	28.0	63.2	19.0	—	111.1
Equity in subsidiary (income) loss	(4.6)	(27.9)	(0.6)	—	33.1	—
Interest expense – net	—	10.0	(0.2)	—	—	9.8
Intercompany charges	—	(2.5)	35.8	(33.3)	—	—
Income before income taxes and minority interest	3.7	(7.6)	34.5	7.6	(32.6)	5.6
Income tax expense (benefit)	—	(11.8)	11.8	2.2	—	2.2
Income (loss) before minority interest	3.7	4.2	22.7	5.4	(32.6)	3.4
Minority interest	—	—	—	—	—	—
NET INCOME (LOSS)	$3.7	$4.2	$22.7	$5.4	$(32.6)	$3.4

	July 1 to July 31, 2002 (Predecessor)
	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales	—	$82.4	$23.1	$(9.1)	$96.4
Cost of sales	—	18.7	10.8	(8.8)	20.7
Royalty overrides	—	20.6	13.3	—	33.9
Marketing, distribution & administrative expenses	—	24.2	7.4	—	31.6
Merger transaction expenses	$50.7	—	—	—	50.7
Equity in subsidiary (income) loss	(5.9)	—	—	5.9	—
Interest expense – net	—	(0.3)	—	—	(0.3)
Intercompany charges	(1.1)	10.8	(9.7)	—	—
Income before income taxes and minority interest	(43.7)	8.4	1.3	(6.2)	(40.2)
Income tax expense (benefit)	(19.9)	3.0	0.8	—	(16.1)
Income (loss) before minority interest	(23.8)	5.4	0.5	(6.2)	(24.1)
Minority interest	—	—	—	—	—
NET INCOME	$(23.8)	$5.4	$0.5	$(6.2)	$(24.1)

	August 1 to September 30, 2002 (Successor)
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales	—	—	$150.8	$39.3	$(14.0)	$176.1
Cost of sales	—	—	34.9	17.7	(14.5)	38.1
Royalty overrides	—	—	40.3	21.5	—	61.8
Marketing, distribution & administrative expenses	—	$1.2	38.8	13.9	—	53.9
Merger transaction expenses	—	—	—	—	—	—
Equity in subsidiary (income) loss	$(5.5)	(12.6)	(0.2)	—	18.3	—
Interest expense – net	—	12.7	(0.2)	0.1	—	12.6
Intercompany charges	—	(2.0)	17.3	(15.3)	—	—
Income before income taxes and minority interest	5.5	0.7	19.9	1.4	(17.8)	9.7
Income tax expense (benefit)	—	(4.8)	8.0	0.7	—	3.9
Income (loss) before minority interest	5.5	5.5	11.9	0.7	(17.8)	5.8
Minority interest	—	—	—	—	—	—
NET INCOME	$5.5	$5.5	$11.9	$0.7	$(17.8)	$5.8

	Nine Months Ended September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales	—	—	$749.4	$198.2	$(88.3)	$859.3
Cost of sales	—	—	166.1	97.5	(89.3)	174.3
Royalty overrides	—	—	189.6	118.4	—	308.0
Marketing, distribution & administrative expenses	$1.4	$32.6	190.1	57.8	—	281.9
Equity in subsidiary (income) loss	(42.9)	(77.4)	(1.7)	—	122.0	—
Interest expense – net	—	27.3	(0.7)	—	—	26.6
Intercompany charges	—	(7.6)	103.9	(96.3)	—	—
Income before income taxes and minority interest	41.5	25.1	102.1	20.8	(121.0)	68.5
Income tax expense	—	(17.5)	38.9	6.0	—	27.4
Income (loss) before minority interest	41.5	42.6	63.2	14.8	(121.0)	41.1
Minority interest	—	—	—	—	—	—
NET INCOME (LOSS)	$41.5	$42.6	$63.2	$14.8	$(121.0)	$41.1

	January 1 to July 31, 2002 (Predecessor)
	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales	—	$551.3	$142.5	$(49.6)	$644.2
Cost of sales	—	128.1	63.2	(50.7)	140.6
Royalty overrides	—	147.3	79.9	—	227.2
Marketing, distribution & administrative expenses	$(0.8)	165.9	42.3	—	207.4
Merger transaction expenses	54.7	—	—	—	54.7
Equity in subsidiary (income) loss	(36.4)	(0.5)	—	36.9	—
Interest expense – net	—	(1.8)	0.4	—	(1.4)
Intercompany charges	(7.5)	62.9	(55.4)	—	—
Income before income taxes and minority interest	(10.0)	49.4	12.1	(35.8)	15.7
Income tax expense	(18.6)	19.9	5.0	—	6.3
Income (loss) before minority interest	8.6	29.5	7.1	(35.8)	9.4
Minority interest	—	0.2	—	—	0.2
NET INCOME (LOSS)	$8.6	$29.3	$7.1	$(35.8)	$9.2

Consolidating condensed balance sheet data for guarantors and non-guarantors as of September 30, 2003 and December 31, 2002 are summarized as follows:  (in millions)

	September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Current Assets:
Cash and marketable securities	$18.2	$0.1	$71.0	$41.3	—	$130.6
Receivables	—	—	25.1	14.4	—	39.5
Intercompany receivables	(18.8)	172.9	(60.8)	(93.3)	—	—
Inventories	—	—	44.2	11.9	(3.6)	52.5
Other current assets	—	(2.8)	41.3	4.6	—	43.1
Total current assets	(0.6)	170.2	120.8	(21.1)	(3.6)	265.7
Property, net	0.2	0.2	37.4	7.5	—	45.3
Other non-current assets	66.0	488.3	129.4	68.6	(166.6)	585.7
TOTAL ASSETS	$65.6	$658.7	$287.6	$55.0	(170.2)	$896.7

Current Liabilities:
Accounts payable	$0.4	—	$17.9	$4.1	—	$22.4
Royalties overrides	—	—	47.1	29.1	—	76.2
Accrued compensation and expenses	0.6	$3.8	42.8	17.1	(0.9)	63.4
Other current liabilities	0.5	39.3	48.2	1.1	—	89.1
Total current liabilities	1.5	43.1	156.0	51.4	(0.9)	251.1
Non-current liabilities	—	373.0	12.8	0.5	—	386.3
Stockholder’s equity	64.1	242.6	118.8	3.1	(169.3)	259.3
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$65.6	$658.7	$287.6	$55.0	(170.2)	$896.7

	December 31, 2002
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Current Assets:
Cash and marketable securities	$—	$0.3	$39.6	$25.5	$—	$65.4
Receivables	—	—	24.0	5.7	—	29.7
Intercompany receivables	—	141.8	(75.9)	(65.9)	—	—
Inventories	—	—	46.2	15.2	(4.5)	56.9
Other current assets	0.2	0.2	38.2	18.6	(14.4)	42.8
Total current assets	0.2	142.3	72.1	(0.9)	(18.9)	194.8
Property, net	—	—	37.4	8.7	—	46.1
Other non-current assets	32.0	394.3	195.3	55.2	(74.3)	602.5
TOTAL ASSETS	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

Current Liabilities:
Accounts payable	$—	$—	$16.9	$4.9	$—	$21.8
Royalties overrides	—	—	46.5	22.6	—	69.1
Accrued compensation and expenses	—	12.1	42.7	15.0	—	69.8
Other current liabilities	9.3	(14.8)	41.7	15.6	(14.6)	37.2
Total current liabilities	9.3	(2.7)	147.8	58.1	(14.6)	197.9
Non-current liabilities	—	409.1	19.7	1.4	—	430.2
Stockholder’s equity	22.9	130.2	137.3	3.5	(78.6)	215.3
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$32.2	$536.6	$304.8	$63.0	$(93.2)	$843.4

Consolidating condensed statement of cash flows data for guarantors and non-guarantors for the nine months ended September 30, 2003, periods of January 1 to July 31, 2002 and period of August 1 to September 30, 2002 and September 30, 2002 is summarized as follows:  (in millions)

	Nine Months Ended September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$61.3	$66.1	$45.5	$31.9	$(127.2)	$77.6
Net cash provided by (used in) investing activities	(43.2)	(52.0)	(0.2)	(2.1)	99.9	2.4
Net cash provided by (used in) financing activities	—	(14.4)	(14.7)	(15.9)	27.4	(17.6)
Effect of exchange rate changes on cash	—	—	2.0	1.9	—	3.9
Cash at beginning of period	0.1	0.4	38.3	25.5	0.1	64.2
Cash at end of period	$18.2	$0.1	$70.9	$41.3	$—	$130.5

	January 1 to July 31, 2002 (Predecessor)
	Herbalife Internationa Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$32.0	$46.9	$(2.1)	$(38.9)	$37.9
Net cash provided by (used in) investing activities	(10.5)	26.9	1.3	1.3	19.0
Net cash provided by (used in) financing activities	(21.5)	(40.4)	(11.0)	37.6	(35.3)
Effect of exchange rate changes on cash	—	(0.6)	1.6	—	1.0
Cash at beginning of period	0.2	145.3	33.7	—	179.2
Cash at end of period	$0.2	$178.1	$23.5	—	$201.8

	August 1 to September 30, 2002 (Successor)
	Parent Guarantors	Herbalife Internationa Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$5.6	$146.4	$(120.0)	$10.6	$(25.9)	$16.7
Net cash provided by (used in) investing activities	(5.5)	(660.6)	(8.0)	(0.4)	21.7	(652.8)
Net cash provided by (used in) financing activities	—	514.4	(2.4)	(4.7)	4.2	511.5
Effect of exchange rate changes on cash	—	—	(0.8)	(0.4)	—	(1.2)
Cash at beginning of period	—	0.2	178.1	23.5	—	201.8
Cash at end of period	$0.1	$0.4	$46.9	$28.6	—	$76.0

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

WH Intermediate Holdings Ltd., a Cayman Islands exempted limited liability company (the “Parent”), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Intermediate”), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”) on July 31, 2002 (the Merger).  The Parent and its subsidiaries, including Herbalife, are referred to collectively herein as the Company.

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

Retail Sales and Net Sales by Geographical Regions (in millions)

	Three Months Ended September 30				Nine Months Ended September 30
			% Change in				% Change in
	2003	2002	U.S. Dollars	Local Currency	2003	2002	U.S. Dollars	Local Currency

Retail Sales:
The Americas	$172.5	$166.7	3.5%	4.0%	$502.4	$521.6	(3.7)%	—
Europe	186.6	140.3	33.0%	19.0%	552.0	407.9	35.3%	17.0%
Asia/Pacific Rim	66.9	75.8	(11.7)%	(13.9)%	193.7	222.3	(12.9)%	(15.5)%
Japan	47.2	59.2	(20.3)%	(21.0)%	152.7	181.7	(16.0)%	(21.0)%
Total Retail Sales	$473.2	$442.0	7.1%	2.0%	$1,400.8	$1,333.5	5.0%	(1.0)%

	Three Months Ended September 30			Nine Months Ended September 30
	2003	2002	% Change	2003	2002	% Change
Net Sales:
The Americas	$107.6	$105.0	2.5%	$313.7	$325.7	(3.7)%
Europe	113.8	85.5	33.1%	335.5	248.4	35.1%
Asia/Pacific Rim	41.1	47.4	(13.3)%	119.9	140.0	(14.4)%
Japan	27.9	34.7	(19.6)%	90.2	106.3	(15.1)%
Total Net Sales	$290.4	$272.6	6.5%	$859.3	$820.4	4.7%

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

Retail Sales and Net Sales by Product Category (in millions)

	Three Months Ended September 30			Nine Months Ended September 30
	2003	2002	% Change	2003	2002	% Change
Retail Sales:
Nutritional Supplements	$218.8	$200.7	9.0%	$635.7	$604.5	5.2%
Weight Management Products	205.8	195.7	5.2%	616.0	581.2	6.0%
Personal Care Products	40.2	42.2	(4.7)%	127.3	134.4	(5.3)%
Literature, Promotional and Other	8.4	3.4	147.1%	21.8	13.4	62.7%
Total	$473.2	$442.0	7.1%	$1,400.8	$1,333.5	5.0%

	Three Months Ended September 30			Nine Months Ended September 30
	2003	2002	% Change	2003	2002	% Change
Net Sales:
Nutritional Supplements	$132.9	$123.2	7.9%	$386.6	$369.8	4.5%
Weight Management Products	124.7	120.1	(3.8)%	373.8	355.1	5.3%
Personal Care Products	24.4	25.9	(5.8)%	77.1	82.1	(6.1)%
Literature, Promotional and Other	8.4	3.4	147.1%	21.8	13.4	62.7%
Total	$290.4	$272.6	6.5%	$859.3	$820.4	4.7%

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

The following table provides information about the details of our option contracts at September 30, 2003.

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in millions)		(in millions)
Purchased Puts (Company may sell Yen/Buy USD)
Japanese Yen	$9.0	115.41 – 119.0	$—	Oct – Dec 2003

Written Puts (Company may buy Yen/Sell USD)
Japanese Yen	$9.0	112.5 – 115.0	$(0.3)	Oct – Dec 2003

Purchased Puts (Company may sell Euro/Buy USD)
Euro	$13.3	1.093 – 1.1295	$0.3	Oct – Dec 2003

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency.  The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results.  The fair value of forward contracts is based on third-party bank quotes.

The table below describes the forward contracts that were outstanding at September 30, 2003.

Foreign Currency	Contract Date	Forward Position	Maturity Date	Contract Rate	Fair Value
		(in millions)			(in millions)
Buy Danish Krone/Sell British Pound	7/29/03	$0.4	10/29/03	10.48	$0.4
Buy Euro/Sell British Pound	7/29/03	0.3	10/29/03	1.41	0.3
Buy Norway Krone/Sell British Pound	7/29/03	0.3	10/29/03	11.66	0.3

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

(in millions)	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate	—	—	—	—	—	$158.2	$158.2	$184.0
Average Interest Rate						11.75%
Variable Rate	$6.6	$26.1	$26.1	$26.1	$26.1	$15.3	$126.3	$126.3
Average Interest Rate	5.11%	5.11%	5.11%	5.11%	5.11%	5.11%

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See discussion under Note 6 in the Notes to the Consolidated Financial Statements included in Item 1 of this report.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:

Exhibit Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)

3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)

10.1	The Company’s 1991 Stock Option Plan, as amended	(4)

10.2	The Company’s 1992 Executive Incentive Compensation Plan, as amended *	(1), (4)

10.3	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan *	(1)

10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company *	(1)

10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996 *	(2), (4), (5)

10.6	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(3)

10.7	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.8	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended *	(3)

10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996 *	(3)

10.10	The Company’s 401K Plan, as amended *	(3)

10.11	The Company’s Supplemental Executive Retirement Plan *	(6)

10.12	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(7)

10.13	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.14	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.15	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc. *	(8)

10.16	The Company’s Management Employee Change in Control Plan, effective June 29, 2000 *	(8)

10.17	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001 *	(9)

10.18	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(9)

10.19	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

Exhibit Number	Description	Page No./(Footnote)

10.20	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc. *	(10)

10.21	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.22	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(10)

10.23	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(12)

10.24	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(12)

10.25	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.26	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.27	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)

10.28	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)

10.29	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)

10.30	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)

10.31	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)

10.32	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)

10.33	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands)	(14)

10.34	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)

10.35	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)

10.36	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

10.37	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)

Exhibit Number	Description	Page No./(Footnote)

10.38	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)

10.39	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)

10.40	WH Holdings (Cayman Islands) Ltd. Stock Option Plan	(15)

10.41	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)

10.42	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)

10.43	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)

10.44	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)

10.45	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)

10.46	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(17)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

31.2	Certification of Senior Vice President & Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

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

(10)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)                            Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(12)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

(13)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

(14)                            Incorporated by reference to Herbalife International, Inc.’s Registration Statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on November 13, 2002.

(15)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

(17)                            Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(18)                            Filed herewith.

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

Date:  February 23, 2004

WH INTERMEDIATE HOLDINGS LTD.

(Registrant)

By:	/s/ WILLIAM D. LOWE

William D. Lowe
Senior Vice President & Principal Financial and Accounting Officer