Form 10-K
period 2003-12-31
WH INTERMEDIATE HOLDINGS LTD
filed 2004-02-23
CIK 1205298

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 410-9600*
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐    Not Applicable

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No    ☒

        The aggregate market value of the common equity held by non-affiliates is inapplicable as the registrant is privately held.

        Number of shares of registrant's common stock outstanding as of February 1, 2004 was 1.

DOCUMENTS INCORPORATED BY REFERENCE

None

*
C/O Principal Financial and Accounting Officer of Herbalife International, Inc.

Forward Looking Statements

        This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following: our relationships with our distributors; regulatory matters governing our products and network marketing system; adverse publicity associated with our products or network marketing organization; the competitive nature of our business; risks associated with operating internationally, including foreign regulations, foreign exchange risks, trade restrictions, and political, economic and social instability; risks associated with one product constituting a significant portion of retail sales; dependence on increased penetration of existing markets; uncertainties relating to the application of transfer pricing and similar tax regulations; taxation relating to distributors; product liability claims; uncertainties relating to the application of transfer pricing and similar tax regulations; taxation relating to our distributors; our reliance on outside manufacturers and suppliers; terrorist attacks and acts of war; concentration of retail sales in a small number of countries; our substantial indebtedness; and our ability to generate sufficient cash.

The Company

        In this document, unless otherwise noted, the words "Company," "Herbalife," "we," "our," "ours" and "us" refer to Herbalife International, Inc. ("Herbalife") and its subsidiaries for periods through July 31, 2002 and to WH Intermediate Holdings Ltd. ("WH Intermediate Holdings") and its subsidiaries for periods subsequent to July 31, 2002. In addition, "Predecessor" refers to Herbalife and its subsidiaries for periods through July 31, 2002 and "Successor" refers to WH Intermediate Holdings and its subsidiaries for periods subsequent to July 31, 2002.

PART 1

Item 1. Business

GENERAL

        We are a worldwide marketer of weight management, inner nutrition and Outer Nutrition® products that support our customers' wellness and healthy lifestyles. We market and sell these products through a global network marketing organization comprised of over one million independent distributors in 58 countries. Throughout our 24-year operating history, the high quality of our products and the effectiveness of our network marketing organization have been the primary drivers of our growth and geographic expansion. For the year ended December 31, 2003, our net sales and net income were approximately $1.2 billion and $43.9 million, respectively.

COMPANY HISTORY

        Herbalife was founded in 1980 to offer safe and effective alternatives to weight management solutions then in the market. From inception, we have utilized a direct selling distribution model, as this model provides a unique and effective method for Herbalife distributors to offer personal attention to consumers of weight management products. Our distributor base grew quickly, by increasing penetration in the United States and by expanding abroad. Throughout the 1980's, we began operations in other English-speaking countries such as Canada, the United Kingdom, Australia and New Zealand, and subsequently entered several of our larger international markets including Mexico (1989), Japan (1989), Germany (1990), Italy (1992) and South Korea (1996). In conjunction with our entry into new markets, we expanded our product portfolio with new product introductions in our weight management and inner nutrition categories and introduced our Outer Nutrition® product line in 1995.

        Historically, Herbalife was managed as a grass-roots enterprise with an entrepreneurial management approach. Following the death of our founder, Mark Hughes, in May 2000, the then current management team continued to run Herbalife, but began to explore strategic options including a sale of the company. As a result of this process, in July 2002, Herbalife was acquired by Whitney & Co., LLC ("Whitney"), Golden Gate Private Equity, Inc. ("Golden Gate") and their affiliates (the "Acquisition"). As a result of the Acquisition, Herbalife is indirectly owned by WH Holdings (Cayman Islands) Ltd., a Cayman Islands exempted limited liability company formed in connection with the Acquisition.

        Since the Acquisition, we have worked to strengthen our management team with experienced executives focused on making Herbalife the leading weight management and nutrition company worldwide. Since 2002, we have made several important additions to our management team that we believe will strengthen our capabilities in product development, operations, and marketing. Our key hires are as follows:

  •
  Michael O. Johnson, Chief Executive Officer. Mr. Johnson became our Chief Executive Officer in April 2003 after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, a position he held since 2000, and where he also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment.

  •
  Gregory Probert, Chief Operating Officer. Mr. Probert joined Herbalife in August 2003 after serving as President of DMX MUSIC. Mr. Probert joined DMX MUSIC after spending 12 years with The Walt Disney Company, where he most recently served as Executive Vice President and COO of the Buena Vista Home Entertainment worldwide business.

  •
  Henry Burdick, Vice Chairman and Head of new product development. Mr. Burdick has been a director since July 31, 2002 and was appointed as our Vice Chairman in June 2003. Mr. Burdick was the co-founder and at various times served as the Chairman, President and CEO of Pharmavite Corporation, the makers of the Nature Made brand of nutritional supplements. In May 1996, following his retirement from Pharmavite, Mr. Burdick invested in a research and development company called Generation Health. He renamed the company Pharmanex, and was Chairman and CEO until it was sold in 1998 to Nu Skin Enterprises, Inc., a NYSE listed company.

  •
  Matthew Wisk, Chief Marketing Officer. Before becoming our Chief Marketing Officer in July 2003, Mr. Wisk served as Vice President of Marketing for Nokia Mobile Phones for North and South America. He also worked for Nokia in Europe, where he directed the activities of hundreds of marketing and sales professionals. Prior to his tenure at Nokia, Mr. Wisk led marketing for NEC's fax business.

  •
  Brett R. Chapman, General Counsel. Prior to joining Herbalife in October 2003, Mr. Chapman spent thirteen years at The Walt Disney Company, most recently as Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney's Media Networks Group, including the ABC Television Network, the company's cable properties including The Disney Channel and ESPN, and Disney's radio and internet businesses.

        Our management team also draws significant support from our many veteran members, including William D. Lowe (joined in 1998), our Senior Vice President, Principal Financial and Accounting Officer, Carol Hannah (joined in 1984), our President of Distributor Communications and Support and former Co-President and Brian L. Kane (joined in 1993), our President of Herbalife's European region and former Co-President.

        We believe that the efforts of this team are already being reflected in our recent operating success and continued improvement in our financial performance. For a detailed description of our employment arrangements with our management team, see "Management—Employment Contracts."

BUSINESS STRATEGY

        Our business strategy is comprised of the following principal elements:

        Increase Brand Recognition with Science-based Weight Management and Nutrition Products. Since the Acquisition, we have significantly increased our emphasis on scientific research in the weight management and nutrition arena and increased our focus on developing products with scientifically demonstrated efficacy. Our underlying initiative is to continue to enhance our reputation as an industry leading and well-respected company committed to scientific research. For example, in 2003, we introduced Niteworks™, a cardiovascular enhancement product developed by Dr. Louis Ignarro, a Nobel Laureate in Medicine. In addition, we recently funded and opened the Mark Hughes Lab for Cellular and Molecular Nutrition at UCLA (the "UCLA Lab"). We have also established our own Scientific Advisory Board, which is committed to advancing the field of nutritional science. We are well positioned to take advantage of current worldwide consumer trends indicating that individuals are turning more and more towards weight management and nutritional products to address weight, fitness and age-related health concerns. We believe our focus on nutritional science will result in meaningful product enhancements and give consumers increased confidence in our products.

        Provide Superior Personal Interaction, Care and Support for Our Customers We believe the direct sales model, the method we have used since we began operations in February 1980, is the most attractive and effective way to sell our products in a manner that provides superior personal interaction, care, and support for our customers. Sales of our products are strengthened by ongoing personal contact between retail consumers and distributors, thereby enhancing the education of consumers in the weight management and nutrition markets. In turn, the motivation of consumers to begin and maintain weight management programs for healthy living is similarly enhanced. We also believe that sales of our weight management and inner nutrition products are strengthened by the first-hand, testimonial proof of product effectiveness provided by many of our distributors, who are consumers of our products themselves.

        Enhance the Visibility of Herbalife and Consumer Access to Herbalife Products.    Our distributors are the only access point for consumers to purchase Herbalife products. While this distribution strategy is highly effective, we believe that we can better assist our distributors in reaching a broader consumer base by increasing the visibility of Herbalife and its products. To accomplish this, we intend to supplement our distributors' selling efforts with Herbalife-sponsored marketing and public relations campaigns designed to generate consumer demand for our products. To allow consumers to access our products more easily, we are exploring implementing new ways for consumers to locate distributors, including internet-based referral systems and other new access points to Herbalife products.

        Increase Market Penetration.    We have historically grown principally by entering into new markets. Because we believe that we have already succeeded in entering into the most attractive markets for our products and distribution system, an increasingly important part of our strategy for continued growth is to increase the number and range of our products available in our existing markets. We believe this will drive sales growth through increased penetration in each of our country markets around the world.

        Increase Distributor Productivity and Retention.    We recognize that in addition to high-quality products and a rewarding distributor compensation plan, the success of our business depends on the support and training of our distributors. We are strengthening our distributor support services by enhancing customer service capabilities at our call centers, offering greater business-building opportunities through the internet, creating new business support initiatives and offering enriched reward recognition programs. To further enhance distributor productivity and improve retention, we are developing new educational training programs aimed at assisting distributors with their sales, marketing and recruiting techniques. Extensive training opportunities enable distributors to not only develop invaluable business-building and leadership skills, but also to become experts in our products and offer customers sound advice on weight management and nutrition. By placing a top priority on training, we build credibility among our distributors and further establish Herbalife as an industry leader.

        Improve Margins through Expense Management.    During the last two years, we have implemented certain product manufacturing and other sustainable expense reduction initiatives that have already resulted in significant improvements in financial performance. We are focused on realizing savings through cost control of corporate expenses and continued focus on the implementation of the above initiatives. Through these initiatives and our improvement in net sales, we have improved our operating income from $68.8 million (6.7% of net sales) in 2001 to $107.5 million (9.3% of net sales) in 2003. We believe the combination of reduced product costs and our continued control of corporate spending will enhance profitability and cash flow.

PRODUCT OVERVIEW

        For 24 years, our products have helped distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing formulas that blend the best of nature with innovative techniques from nutritional science, appealing to the growing base of consumers seeking to live a healthier lifestyle.

        We group our products into three categories: weight management, which consists of a full range of meal replacement programs and healthy snacks; inner nutrition, which consists of nutritional supplements; and Outer Nutrition®; which represents personal care products. To ensure ease and simplicity of use, we have created program solutions that draw upon our experience of developing results-oriented and conveniently designed products. Our program solutions target specific consumer markets such as women, men, mature adults, sports enthusiasts, as well as weight-loss and weight-management customers and individuals looking to enhance their overall well being.

        Herbalife's broad-reaching products and programs are sold through an international network of more than one million independent distributors. We support our distributors' success by offering complementary sales and marketing materials, comprehensive live training, internet-based educational programs and a growing library of audiotapes, videos, CDs and DVDs geared toward product and business-opportunity knowledge.

        The following chart summarizes our net-sales information by product category during the indicated periods.

	Net Sales by Category Year Ended December 31,
	2001		2002		2003
Product Category	Net Sales	Percent of Sales	Net Sales	Percent of Sales	Net Sales	Percent of Sales
(dollars in millions)
Weight-Management	$421.9	41.4%	$465.6	42.6%	$500.1	43.1%
Inner Nutrition	443.7	43.5%	476.3	43.6%	505.1	43.6%
Outer Nutrition®	106.2	10.4%	108.7	9.9%	105.7	9.1%
Literature, Promotional and Other	48.3	4.7%	43.1	3.9%	48.5	4.2%

Total	$1,020.1	100.0%	$1,093.7	100.0%	$1,159.4	100.0%

Weight management

        We believe that our products have helped millions of people manage their weight safely and effectively by providing our customers with numerous weight-management formulas. Among the products we offer are meal replacements, weight-loss accelerators and a variety of healthy snacks. These products include the following: (1) Formula 1 Protein Drink Mix, a meal-replacement protein powder available in five different flavors, including a kosher selection; (2) HPLC Shake Mix, a meal-replacement formula developed for consumers interested in lowering their carbohydrate intake, available in two flavors; (3) Performance Protein Powder, a high-quality soy and whey protein source developed to be added to our meal replacements to boost protein intake and decrease hunger; (4) Formula 2 Multivitamin-Mineral & Herbal Tablets, which provide essential vitamins and nutrients and are part of our weight-management programs; (5) accelerators, including Total Control™, Green Ephedra Free, and Snack Defense™, which address specific challenges associated with dieting; and (6) healthy snacks, formulated to provide between-meal nutrition and satisfaction. For the year ended December 31, 2003, $500.1 million or 43.1% of our net sales were derived from weight management products.

Inner nutrition

        We market numerous dietary and nutritional supplements designed to meet our customers' specific nutritional needs. Each of these supplements contains herbs, vitamins, minerals, and other natural ingredients and focuses on specific health concerns of our customers. For example, in 2003, Herbalife introduced Niteworks™, developed by Nobel Laureate in Medicine, Dr. Louis Ignarro. Niteworks™ supports energy, circulatory and vascular health and enhances blood flow to the heart, brain, and other vital organs. For the year ended December 31, 2003, $505.1 million or 43.6% of our net sales were derived from inner nutrition products.

Outer Nutrition®

        Our Outer Nutrition® products complement our weight-management and inner nutrition products and improve the appearance of our customers' body, skin, and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. The Outer Nutrition® line is designed to make our customers look and feel their best. For the year ended December 31, 2003, $105.7 million or 9.1% of our net sales were derived from Outer Nutrition® products.

Literature, promotional and other products

        We also sell literature and promotional materials, including sales aids, informational audiotapes, videotapes, CDs and DVDs, and distributor kits (called "International Business Packs"). Historically, product returns and buy-backs have not been significant. For the year ended December 31, 2003, $48.5 million or 4.2% of our net sales were derived from literature and promotional materials.

PRODUCT MANUFACTURING AND DEVELOPMENT

        New product ideas have in the past been derived from a number of sources, including trade publications, scientific and health journals, our executives, staff, and consultants and outside parties. Going forward, this process will be enhanced by our Scientific Advisory Board, which includes leading scientists, and our Medical Advisory Board, which includes leading medical doctors from around the world. In early 2003, we contributed to the establishment of the UCLA Lab at the UCLA Center for Human Nutrition. The UCLA Lab's mission is to advance nutritional science to new levels of understanding by using the most progressive research and development technologies available. The UCLA Lab will enable UCLA researchers for the first time to fingerprint herbs and to couple this with tests of the effects of herbs on living cells. We intend to take full advantage of the expertise at UCLA and other major universities by committing to support research that will utilize herbs that have been identified and profiled using these state-of-the-art techniques.

        Since our products consist of herbs, vitamins, minerals, and other ingredients that we regard as safe when taken as suggested by us, we do not generally conduct clinical studies of our products. However, in advance of introducing products into our markets, local counsel and other representatives, retained by us, investigate product formulation matters as they relate to regulatory compliance and other issues if necessary. Our products are then reformulated to suit both the regulatory and marketing requirements of the particular market.

        All of our products are manufactured by outside companies, with the exception of products distributed in and sourced from China where we have our own manufacturing facility. All manufacturing companies are Herbalife quality and production certified. Our weight management products and nutritional supplements are manufactured for us by multiple manufacturers. We have established excellent relationships with these manufacturers and obtained improvements in supply services, product quality and product delivery. Historically, we have not been subject to material price increases by our suppliers, and we believe that in the event of price increases, we have the ability to respond to a portion of the price increases by raising the price of our products. We own the proprietary rights to substantially all of our weight management products and dietary and nutritional supplements.

PRODUCT RETURN AND BUY-BACK POLICIES

        In most markets, our products include a customer satisfaction guarantee. Under this guarantee, within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it to the distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, distributors may obtain replacements from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program, pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems.

        Historically, product returns and buy-backs have not been significant. Product returns, refunds, and buy-backs approximated 1.9%, 2.4%, and 2.5% of retail sales in 2003, 2002 and 2001, respectively.

NETWORK MARKETING SYSTEM

        General    Our products are distributed through a global network marketing organization comprised of over one million independent distributors in 58 countries as of December 31, 2003, except in China where our sales are regulated to be conducted on a wholesale basis to local retailers.

        We believe that the direct-selling distribution channel is ideally suited to selling our products, because sales of weight management and wellness products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact enhances the education of consumers in the weight management and nutrition markets and the motivation of consumers to begin and maintain weight management programs for healthy living. In addition, our distributors use Herbalife's products themselves providing first-hand testimonial proof of product effectiveness, which serves as a powerful sales tool.

        We provide our distributors attractive and flexible income and career opportunities by selling our high-quality products. Our distributors have the opportunity to earn income and receive non-financial rewards designed to motivate and recognize individual achievement. As a result, we believe the income opportunity provided by our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue non-conventional, full or part-time employment opportunities. Our distributors, who are independent contractors, earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe our network marketing system provides an attractive income opportunity relative to other network marketing companies.

        In connection with the Acquisition, we entered into an agreement with our distributors that no material changes adverse to the distributors will be made to the existing marketing plan and that we will continue to distribute our products exclusively through our independent distributors.

        Structure of the Network Marketing System    To become a distributor, a person must be sponsored by an existing distributor, except in China where no sponsorship is allowed, and must purchase an International Business Pack from us, except in South Korea, where there is no charge for a distributor kit. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product purchases or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must purchase products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique qualifying program. Volume points are point values assigned to each of our products that are equal in all countries and are based on the suggested retail price of U.S. products. Supervisors may then attain higher levels, which consist of the Global Expansion Team, the Millionaire Team and the President's Team, by earning increasing amounts of royalty overrides based on purchases by distributors within their organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network are responsible for their organization's generation of a substantial portion of our sales and for recruiting a substantial number of our distributors.

        The following table sets forth the approximate number of our supervisors at the dates indicated:

	February *
	1999	2000	2001	2002	2003
Approximate number of supervisors	147,000	160,000	165,000	172,000	173,000

*
In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. We rely on distributors' certifications as to the amount and source of their product purchases from other distributors. Although we apply review procedures with respect to the certifications, they are not directly verifiable by us.

        Distributor Earnings    Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributor's level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (i) royalty overrides, 15% of product retail sales in the aggregate, (ii) production bonuses, 7% of product retail sales in the aggregate and (iii) President's Team bonus, 1% of product retail sales in the aggregate. In China, distributors are limited to earning profits from retailing our products by purchasing our products with discounts and rebates up to 50% of the suggested retail price and then reselling them to customers. Distributors may also earn a 5% or 10% sales volume bonus on their own purchases.

        Distributors earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President's Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

        We seek to expand our distributor base in each market by offering distributors attractive compensation opportunities. We believe our international sponsorship program provides a significant advantage to our distributors as compared with distributors in some other network marketing organizations. This program permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals.

        Distributor Training    We and our distributor leadership conduct over 25,000 training sessions annually on local, regional and global levels to educate and motivate our distributors. In addition to these training sessions, we have our own "Herbalife Broadcast Network" that we use to provide distributors continual training and information. The Herbalife Broadcast Network can be seen on the DISH Network satellite television service and on the internet. We use the Herbalife Broadcast Network to provide our distributors with the most current product and marketing information.

GEOGRAPHIC PRESENCE

        The following chart sets forth the markets in which we currently operate, the number of countries open in such markets as of December 31, 2003 and net sales information by region during the past three fiscal years.

				Percent of Total Net Sales	Number of Countries Open as of December 31,
	Year Ended December 31,
Geographic Region
	2001	2002	2003	2003	2003
(dollars in millions)
Americas	$386.9	$424.3	$424.4	36.6%	11
Europe	283.2	342.7	448.2	38.7%	34
Asia/Pacific Rim	172.0	185.5	167.5	14.4%	12
Japan	178.0	141.2	119.3	10.3%	1

Total	$1,020.1	$1,093.7	$1,159.4	100.0%	58

        We conduct business in 58 countries located in the Americas, Europe, Asia/Pacific Rim and Japan. Net sales in those regions represented 36.6%, 38.7%, 14.4% and 10.3%, respectively, of our total net sales in 2003. The fiscal year ended December 31, 2003 marks the first year in which we separately recognize revenues from sales to distributors in Japan and the net sales information reported in the table above for prior periods reflects the net sales attributable to that market during those periods. For more information about our results of operations in these four geographic regions, see Note 11 in the Notes to Consolidated Financial Statements included elsewhere herein.

        Historically a significant portion of our sales have been from a few countries. In 2003, our top six countries accounted for approximately 56.4% of total net sales. Over the most recent five years, the top six countries of each year have gone from representing approximately 72.5% of net sales in 1999 to 56.4% of net sales in 2003.

        After entering a new country, we have in many instances experienced an initial period of rapid growth in sales as new distributors were recruited, followed by a decline in sales. We believe that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases and the corresponding tendency of some distributors to focus their attention on the business opportunities provided by new markets instead of developing their established sales organizations in existing markets. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we determine to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support growth.

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

        Our business strategy includes placing greater emphasis on sustaining and increasing sales levels in our existing markets, particularly where we have experienced declines in sales after an initial period of growth. We seek greater market penetration in our markets by refining sales, marketing and recruiting initiatives and by increasing the availability of our existing products in those markets where we currently offer only a small percentage of our full product line. See "—Business Strategy."

        Our foreign operations expose us to certain risks. A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase. Approximately 76% of our net sales for the year ended December 31, 2003 were generated outside the United States.

OPERATIONS

        Our global distribution system features centralized distribution and telephone ordering systems coupled with storefront distributor service centers. Distribution and service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about our products, marketing system and upcoming events. In addition, they can showcase the business while improving their selling productivity. Our major distribution warehouses have been automated with "pick-to-light" picking systems which consistently deliver over 99.5% order accuracy and handling systems that provide for inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We have central sales ordering facilities for answering and processing telephone orders. Operators at such centers are capable of conversing in multiple languages.

        Our weight management, inner nutrition and Outer Nutrition® products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles and Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center or from our Memphis distribution center. Nutrition products manufactured in countries globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Our Outer Nutrition® products are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

MANAGEMENT INFORMATION, INTERNET AND TELECOMMUNICATION SYSTEMS

        In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (i) a centralized host computer located in Southern California, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (ii) local area networks of personal computers within our markets, serving our regional administrative staffs; (iii) an international e-mail system through which our employees communicate; (iv) a standardized Northern Telecom Meridian telecommunication system in most of our markets; (v) fully integrated Oracle supply chain management system that has been installed in our distribution centers; and (vi) internet websites to provide a variety of online services for distributors (status of qualifications, meeting announcements, product information, application forms, educational materials and, in the United States, sales ordering capabilities). These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in our systems in order to strengthen our operating platform.

REGULATION

        General    In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (ii) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (iii) our network marketing system; (iv) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; and (v) taxation of distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records).

        Products    The formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (i) the FDA, (ii) the Federal Trade Commission (the "FTC"), (iii) the Consumer Product Safety Commission ("CPSC"), (iv) the United States Department of Agriculture ("USDA"), (v) the Environmental Protection Agency ("EPA"), and (vi) the United States Postal Service. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of foods, dietary supplements, cosmetics and over-the-counter ("OTC") drugs, such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice ("CGMP") regulations for the preparation, packing and storage of foods and OTC drugs. On March 7, 2003, the FDA released for comment its proposed CGMP's for dietary supplements.

        Most OTC drugs are subject to FDA Monographs that establish labeling and composition for these products. Our products must comply with these Monographs, and our manufacturers must list all products with the FDA and follow CGMP. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be "therapeutic."

        The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading. The majority of the products marketed by us are classified as dietary supplements under the FFDCA.

        In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure or function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in guidance to applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. In January 2002, the FDA issued a Structure/Function Claims Small Entity Compliance Guide, which provided guidance to industry on the requirements that apply to determining whether a claim for a dietary supplement is a structure/function claim or a disease claim. The Company has continued its efforts to make sure that its dietary supplement product labeling complies with the requirements of the structure or function final rule, which became effective in 2000, as well as with the more recently issued Compliance Guide.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, a number of states have restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids. As a result of these state regulations, during the past several years Herbalife stopped sales of its dietary supplements containing botanical sources of ephedrine alkaloids due to a shift in consumer preference for "ephedra free products" and a significant increase in products liability insurance premiums for products containing botanical sources of ephedrine group alkaloids.

        In addition, we have ceased sales of Thermojetics® original green herbal tablets containing ephedrine alkaloids derived from Chinese Ma Huang, as well as Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets (the latter two containing the herb Sida cordifolia which is another botanical source of ephedrine alkaloids).

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

        In February 2003, the FDA took a number of actions to address concerns that dietary supplements containing ephedra may present significant or unreasonable risks as currently marketed. These actions included releasing a RAND Corporation study on the risks and benefits of ephedra and ephedrine, seeking public comment on new evidence on the health risks associated with ephedra, and soliciting public comment on a proposed warning label to be used on any ephedra products that continue to be marketed. On February 6, 2004, the FDA published a rule finding that dietary supplements containing ephedrine alkaloids present an unreasonable risk of illness or injury under conditions of use recommended or suggested in the labeling of the product, or, if no conditions of use are suggested in the labeling, under ordinary conditions of use, and are therefore adulterated under Section 402(f)(1)(A) of the FFDCA. This rule will become effective 60 days after publication so as to allow for congressional review in accordance with 5 U.S.C. 801-808. As noted earlier, we decided to cease marketing dietary supplements containing ephedra well before the FDA's February and December 2003 actions and, as of January 2003, we stopped selling products containing ephedrine alkaloids.

        As a further outgrowth of the ephedra review, the FDA, in January 2004, announced that it would undertake a review of the safety of citrus aurantium, the ingredient we have utilized in place of ephedra. That review could lead to our having to find another substitute ingredient.

        The FDA's decision to ban ephedra has triggered a significant reaction by the national media, which is calling for the repeal or amendment of DSHEA. The media view supposed "weaknesses" within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance existing or new legislation to amend or repeal DSHEA. We should expect to see the following:

  1)
  Calls for mandatory adverse event reporting for supplements;

  2)
  Pre-market approval for safety and effectiveness of dietary ingredients;

  3)
  Specific pre-market review of dietary ingredient stimulants that are and will be used to replace ephedra;

  4)
  Reversal of the burden of proof standard which now rests on the FDA; and

  5)
  A redefining of "dietary ingredient" to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

        On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices affecting the manufacture, packing, and holding of dietary supplements. The proposed rule would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to CGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacturer our products. It is important to note that the proposed rule, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final rule that is issued. This will mean that some of our contract manufacturers will not be fully impacted by the proposed rule until at least 2007. However, the proposed rule can be expected to result in additional testing costs.

        In December 1999, we introduced a new line of weight management products that are suitable for diets that are high in protein and low in carbohydrates. The line, which consists of eight nutritionally balanced high-protein products that are also low in carbohydrates, is called the Thermojetics® HPLC Program. The FDA has not authorized the use of a low carbohydrate claim on the label of individual food products, and therefore we have not made such a claim on the label of any of the eight products that together comprise our Thermojetics® HPLC Program. We believe, however, that it is permissible to accurately describe the entire program as one that is suitable for a diet that is high in protein and low in carbohydrates, and we have elected to do so by virtue of the name that we have selected for this weight management program. In addition, we are exploring other alternatives which do not involve specifically describing the program as low in carbohydrates.

        Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts ("GRAS") or approved food additives under FDA regulations.

        In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

        The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. These enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind, including our advertisements, to increased surveillance to ensure compliance with the principles set forth in the guide.

        In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors' conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (i) representations concerning our products; (ii) income representations made by us and/or distributors; (iii) public media advertisements, which in foreign markets may require prior approval by regulators; and (iv) sales of products in markets in which the products have not been approved, licensed or certified for sale.

        In some markets, it is possible that improper product claims by distributors could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

        We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (i) the reformulation of some products not capable of being reformulated; (ii) imposition of additional record keeping requirements; (iii) expanded documentation of the properties of some products; (iv) expanded or different labeling; (v) additional scientific substantiation regarding product ingredients, safety or usefulness; and/or (vi) additional distributor compliance surveillance and enforcement action by Herbalife.

        Any or all of these requirements could have a material adverse effect on our results of operations and financial condition. All of our officers and directors are subject to a permanent injunction issued in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us and our officers and directors from making specified claims in future advertising of our products and requires us to implement some documentation systems with respect to payments to our distributors. At the same time, the injunction does not prevent us from continuing to make specified claims concerning our products that have been made and are being made, provided that we have a reasonable basis for making the claims.

        We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain ingredients that have been genetically modified ("GM"). In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GM ingredients has prompted proposed or actual governmental regulation. Some of our products contain ingredients that would be or might be classified as having been genetically modified. We cannot anticipate the extent to which regulations in our markets will restrict the use of GM ingredients in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, reformulate or relabel our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GM ingredients is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to be genetically modified and regulations in our markets significantly restricted the use of GM ingredients in our products, our business could be materially adversely affected.

        In addition, in certain of our markets there has been recent adverse publicity concerning infection of bovine products and by-products by BSE, which may cause what is commonly referred to as mad cow disease. Certain of our products contain ingredients derived from bovine sources. We are not aware of any infection or contamination of any of our products by BSE. Should any such infection or contamination be detected, it could have a material adverse effect on our business. Additionally, if governments preclude importation of products from the U.S. containing bovine-derived ingredients, it could adversely impact product availability and/or future price. Further, even if no such infection or contamination is detected, adverse publicity concerning the BSE risk, or governmental or regulatory developments aimed at combating the risk of BSE contamination by regulating bovine products and/or by-products, could have a material adverse effect on our business. We anticipate some impact associated with the discovery of BSE in the United States, but do not expect this issue will have a material impact on our business.

        Network Marketing System Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within our organization is based on sales of the organization's products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which distributors may earn royalty overrides on sales generated by distributors that were not directly sponsored by the distributor. When required by law, we obtain regulatory approval of our network marketing system or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

        We also are subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International,  Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc. ("Omnitrition") was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

        Herbalife is a defendant in a purported class action lawsuit pending in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife under various state and federal laws. As a result of recent rulings by the Court, only claims under federal securities law remain. We understand that the plaintiffs have refiled certain state law claims in the Superior Court of the State of California, County of San Francisco. As of the date of the filing of this Annual Report on Form 10-K, we have not been served with a complaint. The parties are in discussions regarding a possible settlement but no binding settlement agreement has yet been reached. We believe that we have meritorious defenses to the suit.

        Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of Virginia (Mey v. Herbalife International, Inc., et al). Herbalife removed the lawsuit to federal court and the plaintiff sought to remand the lawsuit to state court. The plaintiff's motion was denied. The complaint alleges that certain telemarketing practices of certain Herbalife distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife liable for the practices of its distributors. We believe that we have meritorious defenses to the suit.

        It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing system. However, the regulatory requirements concerning network marketing systems do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system could have a material adverse effect on our business. An adverse determination could: (i) require us to make modifications to our network marketing system, (ii) result in negative publicity or (iii) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

        Transfer Pricing and Similar Regulations    In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

        Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to litigate to reverse the assessments. We and our tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and we are vigorously against the imposition of additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

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

        Other Regulations    We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on distributors without having to pay social security assessments on behalf of the distributors and without incurring severance obligations to terminated distributors. In some countries, we may be subject to these obligations in any event.

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

        Compliance Procedures    As indicated above, Herbalife, our products and our network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

        Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept the individual's distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

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

TRADEMARKS

        We use the umbrella trademarks Herbalife, Thermojetics, Dermajetics, and have several other trademarks and trade names registered in connection with our products and operations. Our trademark registrations are issued through the United States Patent and Trademark Office and in comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas.

COMPETITION

        The business of marketing weight management, inner nutrition and Outer Nutrition® products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

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

EMPLOYEES

        As of December 31, 2003, we had 2,254 full-time employees. These numbers do not include our distributors, who generally are independent contractors rather than our employees. Except for some employees in Mexico and in some European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

AVAILABLE INFORMATION

        Our internet website is www.herbalife.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request.

Item 2. PROPERTIES

        We lease all of our physical properties located in the United States. Our executive offices, located in Century City, California, include approximately 115,000 square feet of general office space under lease arrangements expiring in February 2006. We lease an aggregate of approximately 144,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 150,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis lease agreements have terms through June 2006 and August 2006, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 175,000 square feet. The lease expires in June 2007. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3. LEGAL PROCEEDINGS

        We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

        Herbalife is a defendant in a purported class action lawsuit pending in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife under various state and federal laws. As a result of recent rulings by the Court, only claims under federal securities law remain. We understand that the plaintiffs have refiled certain state law claims in the Superior Court of the State of California, County of San Francisco. As of the date of the filing of this Annual Report on Form 10-K, we have not been served with a complaint. The parties are in discussions regarding a possible settlement but no binding settlement agreement has yet been reached. We believe that we have meritorious defenses to the suit.

        Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of Virginia (Mey v. Herbalife International, Inc., et al). Herbalife removed the lawsuit to federal court and the plaintiff sought to remand the lawsuit to state court. The plaintiff's motion was denied. The complaint alleges that certain telemarketing practices of certain Herbalife distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife liable for the practices of its distributors. We believe that we have meritorious defenses to the suit. At the current time, we cannot make an estimate of the range of exposure of these matters with any degree of certainty.

        Whitney was sued in 2002 in the superior court for the city and county of San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. In connection with the Acquisition, WH Holdings (Cayman Islands) Ltd. ("WH Holdings") and Herbalife entered into an Indemnity Agreement with Whitney and

Golden Gate "(collectively, the "Equity Sponsors") pursuant to which WH Holdings and Herbalife agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Acquisition, including existing litigation. This lawsuit has recently been settled for an undisclosed sum that is not material to us or our financial condition.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material to us. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with an annual deductible of $10.0 million.

        Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on our financial condition and operating results.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        None

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data as of December 31, 2002 and 2003 and for the year ended December 31, 2001, the seven month period ended July 31, 2002, the five month period ended December 31, 2002 and the year ended December 31, 2003 from our audited financial statements and the related notes included elsewhere in this report. The selected historical consolidated financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000 have been derived from our audited financial statements for such years, which are not included in this report. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements and accompanying notes included elsewhere in this report.

	Year Ended December 31,			January 1 to July 31	August 1 to December 31,	Year Ended December 31,
	1999	2000	2001	2002	2002	2003
	(predecessor)	(predecessor)	(predecessor)	(predecessor)	(successor)	(successor)
(dollars in thousands)
Operations:
Net sales(1)	$1,098,885	$1,085,484	$1,020,130	$644,188	$449,524	$1,159,433
Cost of sales	264,909	268,992	241,522	140,553	95,001	235,785

Gross profit	833,976	816,492	778,608	503,635	354,523	923,648
Royalty overrides	397,143	382,322	355,225	227,233	159,915	415,352
Marketing, distribution and administrative expenses(2)	344,260	363,731	354,608	207,390	135,324	400,837
Merger transaction expenses(3)	—	9,498	—	54,708	—	—

Operating income(2)	92,573	60,941	68,775	14,304	59,284	107,459
Interest income (expense), net	1,750	2,354	3,413	1,364	(21,435)	(35,115)

Income before income taxes and minority interest	94,323	63,295	72,188	15,668	37,849	72,344
Income taxes	36,314	25,318	28,875	6,267	15,140	28,720

Income before minority interest	58,009	37,977	43,313	9,401	22,709	43,624
Minority interest	1,086	1,058	725	189	—	—

Net income	$56,923	$36,919	$42,588	$9,212	$22,709	$43,624

Other Financial Data:
Depreciation and amortization	14,001	15,693	18,056	11,722	11,424	55,605
Capital expenditures(4)	32,607	25,383	14,751	6,799	3,599	20,435
Balance Sheet Data (at December 31):
Cash and cash equivalents	$139,443	$140,250	$201,181		$65,473	$147,010
Receivables, net	30,326	24,600	27,609		29,677	31,940
Inventories	101,557	99,332	72,208		56,868	59,397
Total working capital	133,137	145,211	177,813		(3,094)	(9,416)
Total assets	415,819	416,937	470,335		843,393	892,237
Total debt	8,380	8,417	10,612		303,999	287,289
Shareholder's equity	206,602	222,401	260,916		215,346	262,537

(1)
In previous years, we reported retail sales on the face of our income statement in addition to the required disclosure of net sales. Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the retail sales amount. "Product sales" represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. "Net sales" represents product sales including handling and freight income.

  Retail sales data is referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our use of retail sales reflects the fundamental role of "retail sales" in our accounting systems, internal controls and operations, including the basis upon which the distributors are being paid. In addition, information in daily and monthly reports reviewed by our management relies on retail sales data.

        The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,			January 1 to July 31	August 1 to December 31,	Year Ended December 31,
(dollars in thousands)	1999	2000	2001	2002	2002	2003
	(predecessor)	(predecessor)	(predecessor)	(predecessor)	(successor)	(successor)
Retail sales	$1,793,508	$1,764,851	$1,656,168	$1,047,690	$731,505	$1,894,384
Distributor allowance	(837,283)	(820,723)	(774,513)	(492,997)	(345,145)	(899,264)

Product sales	956,225	944,128	881,655	554,693	386,360	995,120
Handling and freight income	142,660	141,356	138,475	89,495	63,164	164,313

Net sales	$1,098,885	$1,085,484	$1,020,130	$644,188	$449,524	$1,159,433

(2)
The year ended December 31, 2003 includes $5.1 million in legal and related costs associated with litigation resulting from the Acquisition.

(3)
The year ended December 31, 2000 includes fees and expenses in connection with a proposed merger transaction by our founder, Mark Hughes. The seven months ended July 31, 2002 include fees and expenses related to the Acquisition.

(4)
Includes acquisition of property from capitalized leases of $0.4 million, $3.8 million, $2.1 million, $1.4 million and $6.8 million for the years ended December 31, 2000 and 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002 and the year ended December 31, 2003, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with "Selected Consolidated Historical Financial Data," and our consolidated financial statements and related notes, each included elsewhere in this document.

GENERAL

        As a result of the acquisition of Herbalife International, Inc. on July 31, 2002 by an investment group lead by Whitney and Golden Gate (the "Acquisition"), the audited financial statements included elsewhere herein consist of financial information from Herbalife and its subsidiaries (collectively, our "Predecessor") and WH Intermediate Holdings Ltd. and its subsidiaries (collectively, the "Successor," "we," "us," "our" or the "Company"). For the purpose of management's discussion and analysis of financial condition and results of operations, our results of operations, including our segment operations and cash flows for the year ended December 31, 2002 have been derived by combining the results of operations and cash flows of our Predecessor for the period starting January 1, 2002 through July 31, 2002 with the results of operations and cash flows of the Successor from August 1, 2002 through December 31, 2002. The results of operations and cash flows of our Predecessor prior to the Acquisition incorporated in the following discussion are the historical results and cash flows of our Predecessor. These results of our Predecessor do not reflect any purchase accounting adjustments, which are included in our results subsequent to the Acquisition. Due to the results of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, our results of operations may not be comparable in all respects to the results of operations of our Predecessor prior to the Acquisition. However, our management believes a discussion of our 2002 operations is more meaningful by combining our results with the results of the Predecessor. The terms "we," "us," "our" and "Company" refer to our

Predecessor before the Acquisition for periods through July 31, 2002 and to the Successor after the Acquisition for periods subsequent to July 31, 2002 or the entire year from January 1, 2002 to December 31, 2002, as the context requires.

        We are a worldwide marketer of weight management products, nutritional supplements, and personal care products that support our customers' wellness and healthy lifestyles. We market and sell these products through a global network marketing organization comprised of over one million independent distributors in 58 countries.

        "Retail sales" represent the gross sales amounts reflected on our invoices to our distributors. We do not receive the amount reported as "retail sales," and we do not monitor the actual retail prices charged for our products. "Product sales" represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts, referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. "Net Sales" represent product sales including handling and freight income. We utilize importers in a limited number of markets and, under some circumstances, we extend credit terms to these importers. Our "gross profit" consists of net sales less "cost of sales," consisting of the prices we pay to our manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

        "Royalty overrides" consist of (i) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (ii) the President's Team Bonus payable to some of our most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (iii) other discretionary incentive cash bonuses to qualifying distributors. These payments generally represent compensation to distributors for the development and retention of the distributor sales organizations. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

        Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped in accordance with our shipping terms, which is when title passes. Advance sales deposits represent prepaid orders for which we have not shipped the merchandise.

        Marketing, distribution and administrative expenses represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, advertising, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange fees and other miscellaneous operating expenses.

        Most of our sales outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. Dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. Dollars, while sales to distributors generally are made in local currencies. Consequently, a strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk.

Critical Accounting Policies

        Our accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements contained herein. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

        Allowances for product returns are provided at the time the product is shipped. This accrual is based upon historic trends and experience. If the actual product returns differ from past experience, changes in the allowances are made.

        We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

        We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of the reporting unit to its carrying value. For other intangible assets and long-lived assets, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If it is less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill, other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset. To the extent we determine there are indicators of impairment in future periods, write-downs may be required.

        Contingencies are accounted for in accordance with Statement of Financial Accounting Standards No. ("SFAS") 5, "Accounting for Contingencies." SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our financial condition and operating results.

        Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately recognized. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, we believe it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

New Accounting Pronouncements

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position, or consolidated cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. We do not have any material guarantees that require disclosure under FIN 45.

        FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

        As noted above, we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the year ended December 31, 2003, we have not entered into any guarantees within the scope of FIN 45.

RESULTS OF OPERATIONS

        Management believes that the growing focus on good health and increasing obesity throughout the world continue to provide an excellent opportunity for our weight management, inner nutrition and Outer Nutrition® products.

        Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to attract and retain new distributors, further penetrate existing markets and introduce additional and new products into our markets.

Year ended December 31, 2003 compared to year ended December 31, 2002

        For the year ended December 31, 2003, net income increased to $43.6 million from $31.9 million in 2002. Net sales for the year ended December 31, 2003, increased 6% to $1,159.4 million from $1,093.7 million in 2002 helped by the appreciation of foreign currencies and in particular the euro. Excluding the impact of pre-tax amortization expense of intangibles resulting from the Acquisition of $34.5 million and $1.5 million in 2003 and 2002, respectively, transaction expenses of $54.7 million in 2002 relating to the Acquisition, 2003 legal and related costs associated with litigation resulting from the Acquisition of $5.1 million, $6.2 million in incremental fees and expenses paid to our Equity Sponsors in 2003, and the favorable impact of foreign currency appreciation of approximately $15.8 million in 2003, operating income increased 5.9% to $137.5 million from $129.8 million in 2002. The improved result was attributed to increased sales throughout Europe, Brazil and Mexico partly offset by the decreased sales in the U.S., Japan and South Korea. We expect that sales in the U.S., Japan and South Korea will improve following the execution of our revitalization initiatives for 2004, which are described below. We anticipate some impact associated with the discovery of Bovine Spongiform Encephalopathy ("BSE"), a disease commonly referred to as "Mad Cow Disease," in the United States, but do not expect this issue to have a material effect on our business.

Sales by Geographical Regions

	Year Ended December 31,
	2002					2003
(dollars in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allow- ance	Product Sales	Handling & Freight Income	Net Sales	% Change in Net Sales
Americas	$683.1	$(324.7)	$358.4	$65.9	$424.3	$687.9	$(328.9)	$359.0	$65.4	$424.4	—
Europe	560.3	(266.3)	294.0	48.7	342.7	733.4	(349.4)	384.0	64.2	448.2	30.8%
Asia/Pacific Rim	294.7	(130.0)	164.7	20.8	185.5	271.6	(123.6)	148.0	19.5	167.5	-9.7%
Japan	241.1	(117.1)	124.0	17.2	141.2	201.5	(97.4)	104.1	15.2	119.3	-15.5%

Total	$1,779.2	$(838.1)	$941.1	$152.6	$1,093.7	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	6.0%

        Net sales in the Americas remained flat with 2002. In local currency, net sales increased by 1.9%. The slight increase was a result of increases in both Brazil and Mexico which were mostly offset by declining sales in the U.S. Net sales in Brazil and Mexico increased 71.4% and 13.3%, respectively, while net sales in the U.S. declined 10.3% in 2003. In the fourth quarter of 2003, the sales decline in the U.S. slowed in connection with the introduction of a new sales promotion. In 2004, it is our goal to revitalize the U.S. market through new product introductions, the enhanced use of internet tools, the opening of strategically located sales centers, and the implementation of distributor leadership initiatives to rebuild a positive momentum.

        Net sales in Europe increased $105.5 million or 30.8% in 2003 compared to the prior year. In local currency, net sales increased 14.7% as compared to 2002. The appreciation of the euro and other European currencies was a primary reason for the overall sales increase, but sales in many of the established countries like Belgium, France, Netherlands, Spain, Switzerland and Turkey had notable volume growth. In 2004, it is our goal to strengthen our presence in Europe and in particular in Russia and Greece by expanding our distributor services and taking over the management of product distribution, which in the past has been handled through third party importers.

        Net sales in Asia/Pacific Rim decreased $18.0 million or 9.7% in 2003 as compared to the prior year. In local currency, net sales decreased 13.3%. The sales decrease was due to a $32.5 million or 42.5% decline in South Korea partly offset by a $9.6 million or 25% increase in Taiwan. During 2003 we implemented several new initiatives to help the distributors in South Korea regain momentum, including improving their incentive arrangements and introducing new internet tools and several new products. We believe that these initiatives have helped stabilize sales during the second half of 2003.

        Net sales in Japan decreased $21.9 million, or 15.5% during 2003 as compared to the prior year. In local currency, net sales in Japan decreased 22.8%. The decline in the Japanese market over the last year has continued due to strong competition and the general deterioration in economic conditions in Japan. In 2004, it is our goal to revitalize the Japanese market through new product introductions, enhanced use of internet tools, and the implementation of distributor leadership initiatives and training to rebuild positive momentum.

Sales by Product Category

	Year Ended December 31,
	2002					2003
(dollars in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change in Net Sales
Weight Management	$779.8	$(381.1)	$398.7	$66.9	$465.6	$840.4	$(413.2)	$427.2	$72.9	$500.1	7.4%
Inner nutrition	797.7	(389.8)	407.9	68.4	476.3	849.0	(417.5)	431.5	73.6	505.1	6.0%
Outer Nutrition®	182.0	(88.9)	93.1	15.6	108.7	177.6	(87.3)	90.3	15.4	105.7	-2.8%
Literature, Promotional and Other	19.7	21.7	41.4	1.7	43.1	27.4	18.7	46.1	2.4	48.5	12.5%

Total	$1,779.2	$(838.1)	$941.1	$152.6	$1,093.7	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	6.0%

        For the year ended December 31, 2003, net sales of weight management and inner nutrition products increased 7.4% and 6.0%, respectively, while Outer Nutrition® declined 2.8% as compared to the prior year. We have over the last year increased our emphasis on science-based products and have contributed to, and helped fund, the UCLA Lab. During 2002 we rationalized our Outer Nutrition® line by eliminating color cosmetics. We believe that our Outer Nutrition® product line is now better aligned with our other product categories.

        Gross Profit.    Gross profit was $923.6 million for the year ended December 31, 2003 compared to $858.2 million in the prior year. As a percentage of net sales, gross profit for the year ended December 31, 2003 increased from 78.5% to 79.7% as compared to the prior year. The increase in gross profit reflected a reduction in the inventory provision for slow moving and anticipated obsolescence as a result of better inventory management, lower freight and duty expenses, and the favorable impact of stronger foreign currencies.

        Royalty Overrides.    Royalty overrides as a percentage of net sales were 35.8% for the year ended December 31, 2003 as compared to 35.4% in the prior year. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

        Marketing, Distribution and Administrative Expenses.    Marketing, distribution and administrative expenses as a percentage of net sales were 34.6% for the year ended December 31, 2003, as compared to 31.3% in the prior year. For the year ended December 31, 2003, these expenses increased $58.1 million to $400.8 million from $342.7 million in the prior year. The increase included $34.5 million amortization expense of intangibles in 2003 compared to $1.5 million in 2002. The 2002 expense represents part year amortization. In addition, marketing, distribution and administrative expenses were unfavorably impacted by approximately $10.9 million due to the appreciation of foreign currencies, by approximately $6.9 million due to increased promotional expenses, by approximately $9.1 million due to litigation costs and related legal expenses, and by approximately $6.2 million due to fees and expenses paid to our Equity Sponsors subsequent to the Acquisition. Lower labor costs partly offset the increased expense reflecting efficiencies realized from various cost savings initiatives. We currently expect our 2004 marketing, distribution and administrative expenses to be flat with 2003.

        Merger Transaction Expenses.    In 2002, we recorded $15.7 million relating to fees and $39.0 million of stock option expenses in connection with the Acquisition.

        Net Interest Expense.    Net interest expense was $35.1 million for the year ended December 31, 2003 as compared to $20.1 million in the prior year. The increase was mainly due to a full year's interest expense relating to the term loan, and Herbalife's senior subordinated notes in 2003 as compared to only five months of interest expense for those same items in 2002.

        Income Taxes.    Income taxes were $28.7 million for the year ended December 31, 2003 as compared to $21.4 million for the prior year. As a percentage of pre-tax income, the estimated annual effective income tax rate was 39.7% for 2003 and 40% for 2002.

        Foreign Currency Fluctuations.    Currency fluctuations had a favorable impact of $9.5 million on net income for the year ended December 31, 2003 when compared to what current year net income would have been using last year's foreign exchange rates. For the year ended December 31, 2003, the regional effects were $(3.2) million in the Americas, $1.5 million in the Pacific Rim, and $11.2 million in Europe; there was no material impact in Japan.

        Net Income.    Net income for the year ended December 31, 2003 was $43.6 million compared to net income of $31.9 million for the prior year. Net income increased primarily because of the factors noted above.

Year ended December 31, 2002 compared to year ended December 31, 2001

        Net sales for year ended December 31, 2002 increased 7.2% to $1,093.7 million, as compared to net sales of $1,020.1 million in the prior year.

Sales by Geographical Regions

	Year Ended December 31,
	2001					2002
											% Change in Net Sales
(dollars in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling and Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling and Freight Income	Net Sales
Americas	$620.2	$(291.9)	$328.3	$58.6	$386.9	$683.1	$(324.7)	$358.4	$65.9	$424.3	9.7%
Europe	459.5	(216.1)	243.4	39.8	283.2	560.3	(266.3)	294.0	48.7	342.7	21.0%
Asia/Pacific Rim	271.9	(118.9)	153.0	19.0	172.0	294.7	(130.0)	164.7	20.8	185.5	7.8%
Japan	304.6	(147.6)	157.0	21.0	178.0	241.1	(117.1)	124.0	17.2	141.2	-20.7%

Total	$1,656.2	$(774.5)	$881.7	$138.4	$1,020.1	$1,779.2	$(838.1)	$941.1	$152.6	$1,093.7	7.2%

        Net sales in the Americas increased $37.4 million or 9.7% as compared to the prior year. In local currency, net sales increased by 13.7%. The increase was mainly due to well-organized distributor sales meetings, and strong local leadership.

        Net sales in Europe increased $59.5 million or 21.0% in 2002 as compared to the prior year. In local currency, net sales in Europe increased 14.6%. The increase was partly due to strong local distributor leadership and effective lead generation system.

        Net sales in Asia/Pacific Rim increased $13.5 million or 7.8% during 2002 as compared to the prior year. In local currency, net sales for Asia/Pacific Rim increased 5.8%. The increase was due to sales growth in Australia, Taiwan and Thailand of 39.9%, 11.1% and 76.1%, respectively.

        Net sales in Japan decreased $36.8 million, or 20.7% during 2002 as compared to the prior year. In local currency, net sales for Japan decreased 18.3%. The decline was due to deteriorating economic conditions and the intensified competitive sales environment.

Sales by Product Category

	Year Ended December 31,
	2001					2002
											% Change in Net Sales
(dollars in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling and Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling and Freight Income	Net Sales
Weight Management	$707.9	$(345.2)	$362.7	$59.2	$421.9	$779.8	$(381.1)	$398.7	$66.9	$465.6	10.4%
Inner Nutrition	744.6	(363.1)	381.5	62.2	443.7	797.7	(389.8)	407.9	68.4	476.3	7.3%
Outer Nutrition®	178.2	(86.9)	91.3	14.9	106.2	182.0	(88.9)	93.1	15.6	108.7	2.4%
Literature, Promotional and Other	25.5	20.7	46.2	2.1	48.3	19.7	21.7	41.4	1.7	43.1	-10.8%

Total	$1,656.2	$(774.5)	$881.7	$138.4	$1,020.1	$1,779.2	$(838.1)	$941.1	$152.6	$1,093.7	7.2%

        For the year ended December 31, 2002, net sales of weight management, inner nutrition and Outer Nutrition® products increased as compared to the prior year. The increases were partially offset by a decrease in sales of literature, promotional and other materials and an increase in returns and refunds.

        Gross Profit.    Gross profit was $858.2 million for the year ended December 31, 2002 compared to $778.6 million in the prior year. As a percentage of net sales, gross profit for the year ended December 31, 2002 increased from 76.3% to 78.5% as compared to the prior year. The increase in gross profit reflected the realization of product cost savings attributed to new supply contracts initiated in 2001 and a reduction in the inventory provision for slow moving and anticipated obsolescence when comparing 2002 to 2001.

        Royalty Overrides.    Royalty overrides as a percentage of net sales were 35.4% for the year ended December 31, 2002 as compared to 34.8% in the prior year. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

        Marketing, Distribution and Administrative Expenses.    Marketing, distribution and administrative expenses as a percentage of net sales were 31.3% for the year ended December 31, 2002, as compared to 34.8% in the prior year. For the year ended December 31, 2002, these expenses decreased $11.9 million to $342.7 million from $354.6 million in the prior year. The decrease was due to $9.3 million in charges for non-income tax contingencies for various tax audits in 2001, a $5.4 million decrease in severance expense from 2001 to 2002, and was partially offset by $1.3 million higher foreign exchange losses in 2002.

        Merger Transaction Expenses.    In 2002, we recorded $15.7 million relating to fees and $39.0 million of stock option expenses in connection with the Acquisition.

        Net Interest Expense.    Net interest expense was $20.1 million for the year ended December 31, 2002 as compared to net interest income of $3.4 million in the prior year. In 2002, the interest expense was mainly related to the term loan and the senior subordinated notes issued to finance the Acquisition.

        Income Taxes.    Income taxes were $21.4 million for the year ended December 31, 2002 as compared to $28.9 million for the prior year. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2002 and 2001.

        Foreign Currency Fluctuations.    Currency fluctuations had an unfavorable effect of $1.0 million on net income for the year ended December 31, 2002 when recalculating current year net income using last year's foreign exchange rates. For the year ended December 31, 2002, the regional effects were $3.2 million unfavorable in The Americas, $1.1 million unfavorable in the Pacific Rim, and $3.3 million favorable in Europe.

        Net Income.    Net income for the year ended December 31, 2002 was $31.9 million compared to net income of $42.6 million for the prior year. Excluding the impact of Acquisition expenses and changes in net interest expense, net income for the year ended December 31, 2002 would have been $78.8 million. Net income excluding the impact of Acquisition expenses for the year ended December 31, 2002 increased principally because of a 7.2% increase in net sales and a 2.2% increase in gross profit as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. A substantial decrease in sales of our products would reduce the availability of funds.

        For the year ended December 31, 2003, net cash provided by operating activities was $101.2 million compared to $74.3 million in the prior year. The increase in cash generated from operating activities was primarily related to the increase in net income adjusted for non cash items of $53.0 million partially offset by a decrease in working capital of $26.0 million.

        Capital expenditures including acquisitions of property under capitalized leases for the year ended December 31, 2003 were $20.4 million compared to $10.4 million in the prior year. The majority of the 2003 capital expenditures resulted from investment in management information systems, office facilities and equipment in the United States. In 2004, in addition to our normal and ongoing expenditures, we anticipate making investments in several projects which may improve our ability to grow sales in the future. These investments will be primarily centered around our internet, order management, and inventory systems. It is our expectation that these investments will result in additional distributor recruiting, retention, and retailing activities which we expect ultimately will drive additional revenue generation. As currently contemplated, the projected cost in 2004 for these new investments will be between $20 million and $25 million. Accordingly, we anticipate to incur up to $40 million in capital expenditures in 2004.

        As of December 31, 2003, we had a negative working capital of $9.4 million. Cash, cash equivalents and marketable securities, including restricted cash, were $147.0 million at December 31, 2003, compared to $65.5 million at December 31, 2002. During the first quarter of our fiscal year, we generally make annual payments including certain distributor bonuses, which amount to approximately 1% of annual retail sales. In addition, on January 15th and July 15th of each year, we make coupon payments on Herbalife's 11 3/4% Senior Subordinated Notes due 2010, which amount to approximately $9.4 million.

        In connection with the Acquisition, we consummated certain related financing transactions, which included Herbalife's issuance of its 11 3/4% Senior Subordinated Notes due 2010 in the amount of $165 million, and the entering into of Herbalife's senior credit facilities, consisting of a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million. For further discussion of the financings, see Note 4 in the Notes to the Consolidated Financial Statements contained herein.

        The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due
(dollars in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Long Term Debt(1)	$281.8	$69.2	$15.7	$38.7	$158.2
Capital Leases(1)(2)	5.7	3.3	1.9	0.5	—
Operating Leases(2)	29.7	12.6	9.4	7.3	0.4

Total	$317.2	$85.1	$27.0	$46.5	$158.6

(1)
See Note 4 to the Consolidated Financial Statements

(2)
See Note 5 to the Consolidated Financial Statements

        In addition to the commitments noted above, we have several retirement plans for which we have recorded a long-term compensation liability of $22.4 million as of December 31, 2003. We have established an irrevocable trust whose assets are not intended to be reachable by our creditors, and a "rabbi trust" whose assets will be used to pay the benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The values of the assets in the irrevocable trust and the "rabbi trust" were $2.8 million and $18.5 million, respectively, as of December 31, 2003. Please see Notes 6 and 7 in the Notes to Consolidated Financial Statements for a description of these plans. As these amounts will be paid to employees upon retirement or in some cases upon termination of employment, the period in which these benefits will be paid cannot be determined.

        We also have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not have a material impact on our consolidated financial statements.

        Historically, we have not been subjected to material price increases by our suppliers. We believe that in the event of price increases, we have the ability to respond to a portion of any price increases by raising the price of our products. The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to Herbalife distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see the quantitative and qualitative disclosures about market risks described below.

        For a discussion of certain contingencies that may impact liquidity and capital resources, see Note 9 in the Notes to Consolidated Financial Statements included herein.

        We expect that funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, make expected capital expenditures and meet foreseeable liquidity requirements, including debt service on the senior credit facilities. There can be no assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, we use derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures.

        We have adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

        A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

        We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions.

        We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate ("strike rate"). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, we sell (write) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from us at a specified strike rate. These contracts serve to limit the benefit we would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

        The following table provides information about the details of our option contracts:

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in millions)		(in millions)
At December 31, 2003
Purchased Puts (Company may Sell yen/Buy USD)
Japanese yen	$6.0	107.75-107.97	—	Jan-Mar 2004
Japanese yen	$6.0	107.39-107.62	$0.1	Apr-Jun 2004
Japanese yen	$6.0	106.95-107.25	$0.2	Jul-Sep 2004
Japanese yen	$6.0	106.43-106.80	$0.2	Oct-Dec 2004

	$24.0		$0.5

Written Calls (Counterparty may Buy yen/Sell USD)
Japanese yen	$6.0	102.00	—	Jan-Mar 2004
Japanese yen	$6.0	102.00	—	Apr-Jun 2004
Japanese yen	$6.0	102.00	$(0.1)	Jul-Sep 2004
Japanese yen	$6.0	102.00	$(0.1)	Oct-Dec 2004

	$24.0		$(0.2)

Purchased Puts (Company may Sell euro/Buy USD)
Euro	$9.4	1.1635-1.1910	—	Jan-Mar 2004
Euro	$9.4	1.588-1.1881	$0.1	Apr-Jun 2004
Euro	$5.7	1.1564-1.1579	—	Jul-Sep 2004
Euro	$5.7	1.150-1.1558	$0.1	Oct-Dec 2004

	$30.2		$0.2

Written Calls (Counterparty may Buy euro/Sell USD)
Euro	$5.7	1.2100	$(0.2)	Jan-Mar 2004
Euro	$5.7	1.2100	$(0.3)	Apr-Jun 2004
Euro	$5.7	1.2100	$(0.3)	Jul-Sep 2004
Euro	$5.7	1.2100	$(0.3)	Oct-Dec 2004

	$22.8		$(1.1)

At December 31, 2002
Purchased Puts (Company may Sell yen/Buy USD)
Japanese yen	$6.0	118.43-119.68	$0.1	Jan-Mar 2003
Japanese yen	$6.0	118.03-119.30	$0.1	Apr-Jun 2003

	$12.0		$0.2

Purchased Puts (Company may Sell euro/Buy USD)
Euro	$9.0	1.0155-1.0300	—	Jan-Mar 2003
Euro	$9.0	1.0155-1.0300	$0.2	Apr-Jun 2003

	$18.0		$0.2

        Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts is based on third-party bank quotes.

        The table below describes the forward contracts that were outstanding:

Foreign Currency	Contract Date	Forward Position	Maturity Date	Contract Rate	Fair Value
At December 31, 2003		(in millions)			(in millions)
Buy TWD Sell Euro	12/2/03	$2.6	1/5/04	41.1200	$2.5
Buy CAD Sell Euro	12/2/03	$1.2	1/5/04	1.5682	$1.2
Buy DKK Sell Euro	12/2/03	$0.8	1/5/04	7.4410	$0.8
Buy SEK Sell Euro	12/2/03	$0.8	1/5/04	9.0145	$0.8
Buy AUD Sell Euro	12/2/03	$1.1	1/5/04	1.6552	$1.1
Buy AUD Sell Euro	12/19/03	$1.5	1/5/04	1.6810	$1.5
Buy GBP Sell USD	12/19/03	$3.2	1/23/04	1.7636	$3.2
Buy SEK Sell USD	12/19/03	$1.6	1/23/04	7.3270	$1.7
Buy JPY Sell USD	12/19/03	$14.0	1/23/04	107.7050	$14.1
Buy EUR Sell USD	12/19/03	$1.0	1/23/04	1.2381	$1.0
At December 31, 2002
Buy US Dollar/Sell Mexican Peso	12/3/02	$10.6	1/6/03	10.21	$10.8
Buy US Dollar/Sell Brazilian Real	12/12/02	$1.0	1/16/03	3.74	$0.1

        All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At December 31, 2003, the total amount of cash held by foreign subsidiaries was $63.4 million, of which $3.7 million was invested in U.S. dollars.

Interest Rate Risk

        We have maintained an investment portfolio of high-quality marketable securities. According to our investment policy, we may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer, and type of instrument. We do not use derivative instruments to hedge our investment portfolio.

        The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings at December 31, 2003. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at December 31, 2003. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
(dollars in millions)
Long-term Debt
Fixed Rate	—	—	—	—	—	$158.2	$158.2	$189.6
Average Interest Rate	—	—	—	—	—	11.75%	11.75%	—
Variable Rate	$66.1	$15.0	$15.0	$15.0	$8.7	—	$119.8	$119.8
Average Interest Rate	5.14%	5.14%	5.14%	5.14%	5.14%	—	5.14%	—

        The interest rate cap is used to hedge the interest rate exposure on the term loan, which has a variable interest rate. It provides protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding:

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date
	(in millions)		(in millions)
At December 31, 2003
Interest Rate Cap	$34.4	5%	—	10/31/2005
At December 31, 2002
Interest Rate Cap	$43.8	5%	$0.1	10/31/2005

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and notes thereto and the reports of KPMG LLP and Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 15 and incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Previously reported on our Current Report on Form 8-K, filed with the Commission on June 16, 2003.

Item 9a. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Senior Vice President and Principal Finance and Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical information follows for each person who serves as a director and/or an executive officer of WH Intermediate Holdings Ltd., WH Holdings and Herbalife, our wholly owned subsidiary. The table sets forth certain information regarding these individuals (ages are as of December 31, 2003).

Name	Age	Position	Executive Officer or Director Since
Peter M. Castleman(4)(5)	47	Chairman of the Board	2002
Michael O. Johnson(3)(6)	49	Chief Executive Officer, Director	2003
Gregory Probert(8)	47	Chief Operating Officer	2003
Henry Burdick (4)(6)	61	Vice Chairman, Director	2002
William D. Lowe(8)	54	Senior Vice President, Principal Financial and Accounting Officer, Herbalife	1998
Matthew Wisk(8)	44	Chief Marketing Officer	2003
Brett R. Chapman(8)	48	General Counsel	2003
Carol Hannah(8)	54	President—Distributor Communications and Support	1984
Prescott Ashe(2)	36	Director	2002
Ken Diekroeger(1)	41	Director	2002
James H. Fordyce(1)(2)(5)	44	Director	2002
John C. Hockin(2)(4)(7)	33	Director	2002
Stefan L. Kaluzny(2)(5)	37	Director	2002
Markus Lehman	42	Director	2003
Charles L. Orr (2)	60	Director	2002
Steven E. Rodgers(1)(7)	32	Director	2002
Jesse Rogers(1)(4)(5)	46	Director	2002
Leslie Stanford (4)	46	Director	2002

(1)
Member of the compensation committee of WH Holdings, WH Intermediate Holdings Ltd. and Herbalife.

(2)
Member of the audit committee of WH Holdings, WH Intermediate Holdings Ltd. and Herbalife.

(3)
Non-voting member of the executive committee of WH Intermediate Holdings Ltd. and Herbalife.

(4)
Member of the product committee of WH Holdings, WH Intermediate Holdings Ltd. and Herbalife.

(5)
Member of the executive committee of Herbalife and WH Intermediate Holdings Ltd.

(6)
Officer of WH Holdings, WH Intermediate Holdings Ltd. and Herbalife.

(7)
Officer of WH Holdings.

(8)
Officer of WH Intermediate Holdings Ltd. and Herbalife.

        Peter M. Castleman is the Chairman and Managing Partner of Whitney, a position that he has held for more than a decade. Prior to joining Whitney over fifteen years ago, Mr. Castleman was with Morgan Stanley & Co. and prior to that with J.P. Morgan & Co., Inc. Mr. Castleman received his MBA from Harvard Business School and his undergraduate degree from Duke University. Mr. Castleman is currently a director of several companies, including Aramiska, B.V. and EMC Holdings, LLC. He was previously a director of numerous other companies, including The North Face, Inc., Advance Paradigm, Eon Labs Inc., and Pharmanex, Inc.

        Michael O. Johnson is Chief Executive Officer. Mr. Johnson joined Herbalife in April 2003 after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon, and The Movie Channel. Mr. Johnson received his Bachelor of Arts in Political Science from Western State University.

        Gregory Probert is Chief Operating Officer of Herbalife. Mr. Probert joined Herbalife in August 2003 after serving as President and CEO of DMX MUSIC for over 2 years. Mr. Probert joined DMX MUSIC after serving as Chief Operating Officer of planetLingo, where he led the team that designed and built the company's first product, an online conversational system for the $20 billion ESL market in Japan. Immediately prior to planetLingo, Mr. Probert spent 12 years with The Walt Disney Company, where he most recently served as Executive Vice President and Chief Operating Officer for the $3.5 billion Buena Vista Home Entertainment worldwide business. Mr. Probert's positions with The Walt Disney Company also included service as Executive Vice President and Managing Director of the International Home Video Division, Senior Vice President and Managing Director of Buena Vista Home Entertainment, Asia Pacific Region, based in Hong Kong, and Chief Financial Officer of Buena Vista International, Disney's theatrical distribution arm, among others. Mr. Probert received his Bachelor of Science from the University of Southern California and his MBA from California State University, Los Angeles.

        Henry Burdick is Vice Chairman and in charge of new product development. Mr. Burdick was the co-founder and at various times served as the Chairman, President and CEO of Pharmavite Corporation, the makers of the Nature Made brand of nutritional supplements. In May 1996, following his retirement from Pharmavite, Mr. Burdick invested in a research and development company called Generation Health. He renamed the company Pharmanex, and was Chairman and CEO until it was sold in 1998 to Nu Skin Enterprises, Inc., a NYSE listed company. Mr. Burdick was born in Santiago, Cuba and received a B.A. from California State University, Northridge.

        William D. Lowe joined Herbalife in March 1998 and currently is Senior Vice President, Principal Financial and Accounting Officer. In May 2001, Mr. Lowe became the head of Treasury, International Expansion, and the Controller's Office. In September 2001, Mr. Lowe's responsibilities were expanded to include financial planning, product pricing and travel and in December 2002 to include taxation. Mr. Lowe started his career with Mobil Corporation and for 23 years held senior management positions responsible for foreign exchange risk management, cash and banking, project financings, mergers and acquisitions, asset sales and employee benefits in New York, Tokyo, London, and Fairfax, Virginia. Mr. Lowe received his Bachelor of Arts in Economics from Georgetown University and his MBA in Finance and International Business from Columbia University.

        Matthew Wisk joined Herbalife in July 2003 as Chief Marketing Officer. Mr. Wisk previously served as Vice President of Marketing for Nokia Mobile Phones for North and South America. He also worked for Nokia in Europe, where he headed up marketing for a $7 billion division driving the activities of hundreds of marketing and sales professionals. Prior to Nokia, Mr. Wisk led the marketing for NEC's fax business. Mr. Wisk received his MBA from Michigan State University and began his career with GTE on an executive development program, where his efforts included starting the mobile communications business in Los Angeles, California in the mid 1980s. Mr. Wisk received both his Bachelor of Arts and MBA from Michigan State University.

        Brett R. Chapman joined Herbalife in October 2003 as General Counsel. Prior to joining Herbalife, Mr. Chapman spent thirteen years at The Walt Disney Company, most recently as Senior Vice

President and Deputy General Counsel, with responsibility for all legal matters relating to Disney's Media Networks Group, including the ABC Television Network, the company's cable properties including The Disney Channel and ESPN, and Disney's radio and internet businesses. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

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

        James H. Fordyce is a partner with Whitney & Co., LLC. Prior to joining Whitney, Mr. Fordyce was with Heller Financial and prior to that with Chemical Bank. Mr. Fordyce received his MBA from Fordham University and his undergraduate degree from Lake Forest College. Mr. Fordyce currently is a director of several private companies.

        Carol Hannah joined Herbalife in November 1984 and currently is President—Distributor Communications and Support. Previously she held the position of Co-President, with Brian L. Kane. Ms. Hannah has served in various positions, with primary responsibilities in providing sales and training support for Herbalife's independent distributors. In May 1996, she was promoted to Executive Vice President, Sales Operations and Distributor Services, and in July 2000 to Executive Vice President, Sales, holding that position until September 2002, when she was appointed as Co-President of Herbalife. Prior to joining Herbalife, Ms. Hannah held management positions in the retail apparel and catalog industry.

        John C. Hockin is a partner with Whitney & Co., LLC and a founding member of Whitney's San Francisco office. Prior to joining Whitney, Mr. Hockin was with Morgan Stanley & Co., Release Software and J&J Lids, a company he co-founded and successfully sold. Mr. Hockin received his MBA from Stanford Business School, and his undergraduate degree from Yale University. Mr. Hockin is currently a director of numerous companies, including Grande Communications, Medem, Inc., Global Sight, Inc., and Wavelink Corporation.

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

        Markus Lehman has been an independent Herbalife distributor for 12 years. A member of the International Chairman's Club, Mr. Lehman is active with distributors of Herbalife's products throughout the world. Mr. Lehman has been active in training other Herbalife Distributors around the world, and has served on various strategy and planning groups for Herbalife. He is involved in various charities including the Herbalife Family Foundation.

        Charles L. Orr is an independent director and advisor to companies operating in the e-commerce, financial services, and direct selling industries. From 1993 through 2000, Mr. Orr was President and CEO of Shaklee Corporation which included the brand names of Harry and David, Jackson and

Perkins and Shaklee. His prior business affiliations include CIGNA, Continental Insurance, Federated Investors, RCA Computer Systems, Southwestern Life, and Xerox. Mr. Orr received his MBA from The University of Connecticut and Bachelor of Arts from Wesleyan University. He is an advisor to several private companies, a former director of Provident Mutual Life Insurance Company and currently serves as a board member of the Direct Selling Education Foundation.

        Steven E. Rodgers is a partner with Whitney where he leads Whitney's investments in the healthcare industry. Prior to joining Whitney, Mr. Rodgers was with Tiger Management, and prior to that, Alex Brown & Sons Incorporated. Mr. Rodgers received his MBA from Stanford University and his undergraduate degree from Dartmouth College. Mr. Rodgers is currently a director of numerous companies including, HealthMarket, Inc., Symbion, Inc., and SCIREX Corporation.

        Jesse Rogers is a Managing Director of Golden Gate Capital, a San Francisco-based private equity investment firm with approximately $700 million of capital under management. Prior to joining Golden Gate Capital, Mr. Rogers was a partner at Bain & Company for over ten years, where he served as the West Coast head of the consumer products practice and founded Bain & Company's worldwide Private Equity Group. Mr. Rogers received his MBA from Harvard Business School and his Bachelor of Arts from Stanford University. He is currently a director of several private companies and previously served as a director of Beringer Wine Estates and Bain & Company.

        Leslie Stanford has been an independent Herbalife distributor for 22 years. A member of the International Chairman's Club, Ms. Stanford is active with distributors of Herbalife's products throughout the world. Ms. Stanford has been active in training other Herbalife distributors around the world, and has served on various strategy and planning groups for Herbalife. She graduated from the University of Alberta, and is involved in various charities including the Herbalife Family Foundation.

Code of Ethics

        Effective October 31, 2003, we adopted a Corporate Code of Ethics in accordance with Item 406 of Regulation S-K, applicable to Herbalife employees worldwide, which is filed as an exhibit to this Annual Report on Form 10-K, and incorporated herein by reference.

Audit Committee Financial Expert

        Our Board of Directors has determined that one member of the Audit Committee, Dan O'Brian (non-voting member), is a financial expert within the meaning of Item 401 of Regulation S-K. Mr. O'Brian is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, and is not a director of the Company.

Item 11. EXECUTIVE COMPENSATION

  Director Compensation

        Each independent director receives $25,000 per year for services as a director, plus (1) $5,000 for each Board meeting attended by the director, (2) $2,500 for each committee of the Board on which they serve, (3) $3,000 per diem for other meetings and (4) reimbursement of all travel and related expenses. Additionally, each independent director was granted options to purchase 50,000 common shares of WH Holdings at a strike price of $0.44 and options to purchase 50,000 common shares of WH Holdings at a strike price of $1.76. These options will vest pro rata with 5% vesting on the date of grant and the balance vesting in equal quarterly installments over 19 calendar quarters. In addition the Board granted Henry Burdick options to purchase 300,000 common shares of WH Holdings at a strike price of $0.44 and options to purchase 300,000 common shares of WH Holdings at a strike price of $1.76. Both of these grants to Henry Burdick are fully vested.

        Directors who are employees of WH Holdings or any of its affiliates or have been designated as directors by the affiliates of WH Holdings or its distributors are not independent directors for purposes of director compensation.

  Executive Compensation

        Summary Compensation Table.    The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal years ended December 31, 2001, 2002 and 2003.

							Long-Term Compensation
		Annual Compensation					Awards
Name and Principal Position	Year	Salary($)		Bonus($)(1)(13)	Other Annual Compensation ($)(2)		Restricted Stock Award(s)($)		Securities Underlying Options/ SARs(#)	LTIP Payouts($)		All Other Compensation ($)(3)
Michael O. Johnson Chief Executive Officer (Joined the Company April 3, 2003)	2003	$604,807	(12)	$1,350,000		$—		$—	5,911,845		$—	$25,790	(5)
Brian L. Kane(4) President, Europe	2003 2002 2001	$712,500 725,384 700,000		$425,000 982,500 792,000	$	— — 60,000	$	— — —	1,811,375 — —		— — —	$79,091 2,386,977 392,420	(6)
Carol Hannah(4) President Distributor Communications and Support	2003 2002 2001	$712,500 777,885 752,000		$425,000 1,054,688 792,000	$	— — 60,000	$	— — —	1,811,375 — —		— — —	$35,344 3,435,425 476,305	(7)
Gregory Probert Chief Operating Officer (Joined the Company July 31, 2003)	2003	$207,885	(12)	450,000		—		—	850,000		—	$6,231
David Kratochvil Senior Vice President Supply Chain Management/Distributor Operations	2003 2002 2001	$400,000 425,961 400,000		$100,000 125,000 95,385	$	— — 30,000	$	— — —	— 300,000 —	$	— — —	$31,135 86,428 108,533	(9) (10)
John Purdy President, Asia/Pacific Rim	2003 2002 2001	$380,000 380,000 350,000		$95,000 125,000 74,712	$	— — 30,000	$	— — —	— 300,000 —	$	— — —	$42,459 178,597 305,032	(10)
Robert Levy President, The Americas	2003 2002 2001	$380,000 380,000 360,868		$95,000 150,000 83,462	$	— — 30,000	$	— — —	— 300,000 —	$	— — —	$49,766 49,502 37,966	(11)

(1)
The 2001 amounts reflect bonuses earned under the 1994 Performance-Based Annual Incentive Compensation Plan. The 2002 bonus amounts of Mr. Kane and Ms. Hannah were earned under the 1994 Performance-Based Annual Incentive Compensation Plan for the first six months and a discretionary bonus was awarded for the last six months of 2002 and the year ended December 31, 2003.

(2)
Amounts shown represent payments for non-accountable expense reimbursement allowances and the aggregate of other payments or benefits that do not individually exceed 25% of the total perquisite or personal benefits for Messrs. Kane, Kratochvil, Purdy, Levy, and Ms. Hannah.

(3)
For 2003, these amounts represent payments under the Executive Long-Term Disability Plan, Executive Life Insurance Plan, the Herbalife International Employees 401(k) Profit Sharing Plan and Trust, the Executive Medical Plan, the Deferred Compensation Plan, private use and transfer of a company-owned car, vacation payout, and employee awards.

(4)
Until April 3, 2003, Mr. Kane and Ms. Hannah served as Co-Presidents.

(5)
Mr. Johnson's amount includes $1,575 from the Executive Long-Term Disability Plan, $929 from the Executive Life Insurance Plan, $11,517 from the Executive Medical Plan, and $11,769 from the Deferred Compensation Plan.

(6)
Mr. Kane's amount includes $2,100 from the Executive Long-Term Disability Plan, $1,238 from the Executive Life Insurance Plan, $6,000 from the 401(k) Tax-Sheltered Savings Plan, $15,356 from the Executive Medical Plan, $20,553 from the Deferred Compensation Plan, $13,702 from vacation pay-out, and $20,142 for private use of company owned car including the fair value of the car when transferred to Mr. Kane.

(7)
Ms. Hannah's amount includes $2,100 from the Executive Long-Term Disability Plan, $1,238 from the Executive Life Insurance Plan, $6,000 from the 401(k) Tax-Sheltered Savings Plan, $5,452 from the Executive Medical Plan, and $20,554 from the Deferred Compensation Plan.

(8)
Mr. Probert's amount includes $700 from the Executive Long-Term Disability Plan, $413 from the Executive Life Insurance Plan, $5,119 from the Executive Medical Plan.

(9)
Mr. Kratochvil's amount includes $1,680 from the Executive Long-Term Disability Plan, $1,238 from the Executive Life Insurance Plan, $6,000 from the 401(k) Tax-Sheltered Savings Plan, $10,678 from the Executive Medical Plan, and $11,539 from the Deferred Compensation Plan.

(10)
Mr. Purdy's amount includes $1,596 from the Executive Long-Term Disability Plan, $1,238 from the Executive Life Insurance Plan, $6,000 from the 401(k) Tax-Sheltered Savings Plan, $15,356 from the Executive Medical Plan, and $10,962 from the Deferred Compensation Plan, and $7,308 from vacation pay-out.

(11)
Mr. Levy's amount includes $1,596 from the Long-Term Disability Plan, $1,238 from the Executive Life Insurance Plan, $6,000 from the 401(k) Tax-Sheltered Savings Plan, $15,356 from the Executive Medical Plan, $10,962 from the Deferred Compensation Plan, and $14,615 from vacation pay-out.

(12)
Amounts are pro-rated to reflect partial year served in such office.

(13)
The Board's Compensation Committee recently approved a pool of up to $4 million to be available to be paid to such persons and in such amounts as may be determined by the Chief Executive Officer in recognition of such individual's and the Company's recent performance.

Option Grants in Last Fiscal Year.

        The following table contains information concerning options to purchase common shares of WH Holdings granted in 2003 to each of the Named Executive Officers. In the judgment of the Board, the per share exercise price of all options described below are higher than the fair market value of WH Holdings' common shares on the grant date.

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price Per Share($)	Expiration Date	Grant Date Present Value ($)(1)
Michael O. Johnson	1,182,369 1,182,369 1,182,369 1,182,369 1,182,369	7 7 7 7 7	% % % % %	$0.44 1.76 5.28 8.80 12.32	4/3/2013 4/3/2013 4/3/2013 4/3/2013 4/3/2013	$1,123,251 — — — —
Brian L. Kane	1,207,583 603,792	7 3	% %	$0.44 1.76	3/10/2013 3/10/2013	$809,081
Carol Hannah	1,207,583 603,792	7 3	% %	$0.44 1.76	3/10/2013 3/10/2013	$809,081 —
Gregory Probert	250,000 150,000 150,000 150,000 150,000	1 1 1 1 1	% % % % %	$2.50 3.50 5.50 8.50 11.50	7/31/2013 7/31/2013 7/31/2013 7/31/2013 7/31/2013	— — — — —
David Kratochvil	—	—		—	—	—
John Purdy	—	—		—	—	—
Robert Levy	—	—		—	—	—

(1)
In accordance with the rules of the Securities and Exchange Commission, we used the Black Scholes option pricing model to estimate the grant date present value of the options set forth in this table. The assumptions used for the valuation include: 0% price volatility; 3% risk free rate of return; 0% dividend yield and options exercise averaging 5 year term. We did not make any adjustment for non-transferability or risk of forfeiture.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.

        The following table sets forth information with respect to: (1) common shares of WH Holdings acquired upon exercise of stock options and (2) unexercised options to purchase common shares of WH Holdings granted as of December 31, 2003.

			Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($ in millions)(1)
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael O. Johnson			—	5,911,845	$—	$3.5
Brian L. Kane			543,413	1,267,962	$0.9	$2.2
Carol Hannah			543,413	1,267,962	$0.9	$2.2
Gregory Probert			—	850,000	$—	$—
David Kratochvil			75,000	225,000	$0.1	$0.3
John Purdy			75,000	225,000	$0.1	$0.3
Robert Levy			75,000	225,000	$0.1	$0.3

(1)
Represents the difference between the fair market value of common shares on December 31, 2003, based on an independent valuation on September 30, 2003, and the exercise price of the options.

DESCRIPTION OF BENEFIT PLANS

        WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan.    WH Holdings has established a stock incentive plan that provides for the grant of options to purchase common shares of WH Holdings or stock appreciation rights to employees or consultants of Herbalife. The purpose of the plan is to promote the long-term financial interest and growth of the Company by attracting and retaining employees and consultants who can make a substantial contribution to the success of the Company, to motivate and to align interests with those of the equity holders.

        Each stock option agreement and SAR award agreement will specify the date when all or any installment of an award is to become exercisable but, generally, no award may be exercisable after the expiration of 10 years from the date it was granted. Upon termination of employment for any reason other than "cause," the unvested awards would continue to be exercisable for a period of time, following which the award will terminate.

        Upon termination of employment of a senior executive, WH Holdings may repurchase the shares if such termination: (i) was due to resignation or for cause (A) before the seventh anniversary of the date of option grant, at an amount equal to the lesser of: (a) the fair market value at the time of such repurchase and (b) the exercise price, and (B) after the seventh anniversary of the date of option grant, at an amount equal to the fair market value at the time of such repurchase; or (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such repurchase and (b) the exercise price.

        Upon termination of employment of an employee other than a senior executive, WH Holdings will have the right to repurchase the shares acquired upon the exercise of options within a specified period at a price equal to either (a) the fair market value of the shares at the time of repurchase or (b) the exercise price, however, the right to repurchase at the exercise price lapses at the rate of 20% for each full grant year.

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

        The purpose of the plan is to promote the long-term financial interest and growth of the Company by attracting and retaining independent directors who can make a substantial contribution to the success of the Company, to motivate and to align interests with those of the equity holders. The option plan is administered by the compensation committee. One million shares have been reserved for grant under this plan.

        Approximately 15.5% of the share capital at the time of the Merger or 18.7 million shares of WH Holdings are available for grant under the two plans. As of December 31, 2003, WH Holdings had granted approximately 17.7 million stock options to eligible employees equal to 17.4% of the share capital of WH Holdings, of which 0.8 million were under the Independent Directors Plan.

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

        Deferred Compensation Plans.    We maintain three deferred compensation plans for select groups of management or highly compensated employees: (1) the Herbalife Management Deferred Compensation Plan, effective January 1, 1996 (the "Management Plan"), which is applicable to directors and vice presidents; (2) the Herbalife Senior Executive Compensation Plan, effective January 1, 1996 (the "Senior Executive Plan"), which is applicable to eligible employees at the rank of Senior Vice President and higher and (3) the Supplemental Senior Executive Deferred Compensation Plan (the "Supplemental Plan") effective July 30, 2002. The Management Plan and the Senior Executive Plan are referred to as the "Deferred Compensation Plans." The Deferred Compensation Plans were amended and restated effective January 1, 2001.

        The Deferred Compensation Plans are unfunded and benefits are paid from our general assets, except that we have contributed amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The value of the assets in the "rabbi trust" was $18.5 million as of December 31, 2003. The Deferred Compensation Plans allow eligible employees, who are selected by the administrative committee that manages and administers the plans (the "Deferred compensation committee"), to elect annually to defer up to 50% of their annual base salary and up to 100% of their annual bonus for each calendar year (the "Annual Deferral Amount"). We make matching contributions on behalf of each participant in the Senior Executive Plan ("Matching Contributions").

        Effective January 1, 2002, the Senior Executive Plan was amended to provide that the amount of the Matching Contributions is to be determined by us in our discretion. For 2002 the Matching Contribution was equal to an amount of up to 7.5% of a participant's annual base salary. Effective January 1, 2003, the Matching Contribution has been reduced to 3% and remains 3% for 2004.

        Each participant in a Deferred Compensation Plan may determine how his or her Annual Deferral Amount and Matching Contributions, if any, will be deemed to be invested by choosing among several investment funds or indices designated by the Deferred compensation committee. The Deferred Compensation Plans, however, do not require us to actually acquire or hold any investment fund or other assets to fund the Deferred Compensation Plans. The entire interest of each participant in a Deferred Compensation Plan is always fully vested and non-forfeitable.

        In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount and the Matching

Contributions, if any, attributable thereto plus earnings, and shall be payable two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. As of January 2004, the Deferred Compensation Plans were amended to allow for deferral of the short-term payout date if the deferral is made within the time period specified therein. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Deferred Compensation Plans prior to the date that such participant either (1) is determined by the Deferred compensation committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment.

        The Supplemental Plan is unfunded and all benefits thereunder are paid from our general assets, except that we have contributed amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The Supplemental Plan allows employees to participate who are highly compensated and who are eligible to participate in the Herbalife International, Inc. Senior Executive Change in Control Plan (the "Change in Control Plan"). The Deferred compensation committee allows eligible employees to defer up to 100% of their Change in Control Payment. A "Change in Control Payment" is an amount equal to three times an eligible employee's compensation.

        Each participant in the Supplemental Plan will be deemed to have invested in funds that provide a return equal to the short-term applicable federal rate, within the meaning of the Internal Revenue Code (the "Code"). The Supplemental Plan, however, does not require us to actually acquire or hold any investment fund or other assets to fund the Supplemental Plan. The entire interest of each participant in a Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant's election to defer the Change in Control Payment, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings and payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred compensation committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment.

        Executive Retention Plan.    We have an Executive Retention Plan. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after change in control, as defined.

        As a result of certain actions by Herbalife's Board, the Acquisition was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the Acquisition did not result in the payment of any benefit pursuant to the Executive Retention Plan.

        We also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The irrevocable trust's assets will be used to pay the benefits of the Executive Retention Plan and are not intended to be reachable by our creditors. The value of the assets in the irrevocable trust was $2.8 million as of December 31, 2003. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a change in control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust.

The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant's employment with the Company terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant's account in the Executive Retention Trust will revert to the Company. A participant's benefit under the Executive Retention Plan will be reduced if the amount would cause payment of federal excise tax.

        401(k) Profit Sharing Plan.    We maintain a tax-qualified profit sharing plan pursuant to Sections 401(a) and 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan allows any eligible employee, including specified common-law employees, to contribute each pay period from 2% to 17% of the employee's earnings (but not in excess of $13,000 per year, as adjusted after 2003) or $16,000 in the case of those participants over 50 years of age for investment in mutual funds held by the 401(k) Plan's trust. The Company makes contributions to the 401(k) Plan in an amount equal to 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings and beginning on January 1, 2003 a matching contribution equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participant's earnings. The 401(k) Plan also imposes restrictions on the aggregate amount that may be contributed by higher-paid employees in relation to the amount contributed by the remaining employees. A participating employee is fully vested at all times in his or her contributions and in the trust fund's earnings attributable to his or her contributions. An employee becomes fully vested in the Company's contributions and earnings of the trust fund attributable to the Company's contributions (1) upon the employee's death, (2) upon the employee's disability, or (3) upon the employee reaching the 401(k) Plan's normal retirement age, which is the latter of age 65 and the completion of five years of service with the Company. An employee may not withdraw all or any portion of his or her account prior to the date that the employee either (1) incurs a hardship or (2) terminates employment with the Company. Effective January 1, 2003, the 401(k) Plan was amended to provide that an employee vests in 20% increments annually until fully vested upon the fifth anniversary of his participation in the 401(k) Plan.

EMPLOYMENT CONTRACTS

        On April 3, 2003, we announced the appointment of Mr. Michael O. Johnson as Chief Executive Officer and director. Our subsidiaries, Herbalife and Herbalife International of America, Inc. ("Herbalife America") entered into an executive employment agreement (the "Johnson Employment Agreement") with Mr. Johnson effective as of April 3, 2003. For his services, Mr. Johnson is entitled to receive an annual salary of $850,000. Under the terms of the Johnson Employment Agreement, in addition to his salary, Mr. Johnson shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by the us to our senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife and Herbalife America.

        Mr. Johnson is also eligible to receive an annual cash bonus in such amounts, and based on such targets, established annually by the Board of Directors in accordance with the Johnson Employment Agreement. Mr. Johnson's annual target bonus for the fiscal year ending December 31, 2003 may range from $850,000 to $1,275,000 and is dependent, in part, on our operating subsidiaries' 2003 EBITDA performance.

        In addition, Mr. Johnson has been granted stock options under the WH Holdings (Cayman Islands) Ltd. Executive Officer Stock Option Plan to purchase an aggregate of 5,911,845 common shares of WH Holdings at exercise prices as follows: 1,182,369 shares at $0.44 per share, 1,182,369 shares at $1.76 per share, 1,182,369 shares at $5.28 per share, 1,182,369 shares at $8.80 per share, and 1,182,369 shares at $12.32 per share. The options vest under a schedule over time through June 30, 2008. The options expire 10 years after the date of grant.

        In the event of any Change of Control (as defined in the WH Holdings (Cayman Islands) Ltd. Executive Officer Stock Option Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options remain outstanding and Mr. Johnson's employment is terminated (other than by reason of Mr. Johnson's resignation without Good Reason or termination by us for Cause (each as defined in the Johnson Employment Agreement)) at any time following such Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable. In the event Mr. Johnson's employment is terminated by reason of Mr. Johnson's death or disability or during the 90-day period before any Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable.

        We have also entered into an executive employment agreement (the "Probert Employment Agreement") effective July 31, 2003 with Mr. Gregory Probert through our subsidiary Herbalife America. Pursuant to the Probert Employment Agreement, Mr. Probert served as Executive Vice President until December 31, 2003 and as Chief Operating Officer thereafter. The term of the Probert Employment Agreement expires on August 11, 2006. For his services as Executive Vice President, Mr. Probert was compensated at a pro-rated salary of $525,000 per annum. Starting on January 1, 2004, for his services as Herbalife America's Chief Operating Officer, Mr. Probert is entitled to receive an annual salary of $680,000. Under the terms of the Probert Employment Agreement, in addition to his salary, Mr. Probert is entitled to participate in or receive benefits under each benefit plan or arrangement made available by us to our senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife America.

        In addition, Mr. Probert is eligible to receive an annual cash bonus equal to 75% of the applicable annual bonus for the fiscal year ending December 31, 2003 and equal to 100% of the applicable annual bonus thereafter, calculated in accordance with the then-current bonus formula approved by us for our most senior officers.

        Mr. Probert has also been granted stock options under the WH Holdings (Cayman Islands) Ltd. Executive Officer Stock Option Plan to purchase an aggregate of 850,000 common shares of WH Holdings at exercise prices as follows: 250,000 shares at $2.50 per share, 150,000 shares at $3.50 per share, 150,000 shares at $5.50 per share, 150,000 shares at $8.50 per share, and 150,000 shares at $11.50 per share. The options vest under a schedule over time through July 31, 2008. The options expire 10 years after the date of grant.

        In the event of any Change of Control (as defined in the WH Holdings (Cayman Islands) Ltd. Executive Officer Stock Option Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options remain outstanding and Mr. Probert's employment is terminated (other than by reason of Mr. Probert's resignation without Good Reason or termination by us for Cause (as defined in the Probert Employment Agreement)) at any time following such Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable. In the event Mr. Probert's employment is terminated by reason of Mr. Probert's death or disability or during the 90-day period before any Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable.

        We have also entered into separate executive employment agreements (each, an "Employment Agreement") with Carol Hannah and Brian Kane. The Employment Agreements with Ms. Hannah and Mr. Kane each became effective as of March 10, 2003. The Employment Agreements are each for a three year term. Mr. Kane is currently engaged as President of Herbalife Europe. For his services, Mr. Kane is entitled to receive an annual salary of $712,500. Ms. Hannah is engaged as President—Distributor Communications and Support. For her services, Ms. Hannah is entitled to receive an annual salary of $712,500. Under the terms of each Employment Agreement, in addition to their respective salaries, each of Ms. Hannah and Mr. Kane shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by the Company to its senior executives on terms no less favorable than those generally applicable to senior executives of the Company.

        Under the terms of each Employment Agreement, if, at any time during the term of the Employment Agreement, (1) the Company terminates the executive's employment without Cause (as defined in such agreement) the Company must pay the executive (in addition to all accrued base salary, bonus for the year preceding the year of termination, benefits and other amounts the executive is entitled to) an amount equal to one year's salary and bonus (the bonus for the year of termination shall be equal to one year's base salary). In addition, the Company shall continue to afford to the executive medical, dental, vision, long-term disability and life insurance benefits for one year. If the executive (1) dies or (2) becomes disabled at any time during the term of the Employment Agreement, upon the Death or Disability of the executive (as defined in such agreement), the Company must pay the executive or his or her beneficiaries or estate (in addition to all accrued base salary, bonus for the year preceding the year of termination, benefits and other amounts the executive is entitled to) executive's base salary and bonus for one year (the bonus for the year of termination shall be equal to one year's base salary). In the event executive terminates his or her employment or the Company terminates executive's employment for Cause, the Company must pay the executive all accrued base salary, bonus for the year preceding the year of termination, benefits and other amounts the executive is entitled to.

        Mr. Kane and Ms. Hannah each have been granted stock options as of March 10, 2003 under the WH Holdings (Cayman Islands) Ltd. Option Plan to purchase 1,207,583 common shares of WH Holdings at an exercise price of $0.44 per share and 603,792 common shares of WH Holdings at an exercise price of $1.76 per share. The options granted to each of Mr. Kane and Ms. Hannah are subject to a vesting schedule whereby 15% of the options vest immediately and thereafter, vest at a rate of 5% each quarter until all of the options become fully vested and exercisable as of June 30, 2007. The options expire 10 years after the date of grant.

        Under the terms of the stock option grants, in the event the executive's employment is terminated for whatever reason, the unexercisable portion of the executive's stock options will terminate on the date of such termination and the exercisable portion of the executive's stock options will be treated as follows. Subject to the Company's right to repurchase the shares and subject to the shareholders' agreement, if the executive's employment is terminated for Cause, the exercisable portion of the executive's stock options will terminate on the date of such termination. If the executive's employment is terminated for any reason except for Cause, the exercisable portion of the executive's stock options will be exercisable for 30 days following the termination. If the executive's employment is terminated on account of a "disability" as defined in Internal Revenue Code Section 22(e) or death, the executive or executive's personal representative may exercise the exercisable portion of the executive's stock options for 90 days following the termination of employment on account of such disability or the executive's death. In addition, in connection with certain transaction involving a change in control (as defined in the stock option agreement) or the initial public offering of the Company's common shares, the previously unexercisable portion of each executive's stock options will immediately become 100% vested and exercisable immediately prior to the closing of any such transaction.

Indemnification of Directors and Officers

        Herbalife's bylaws provide that, except to the extent expressly prohibited by the Nevada Revised Statutes, Herbalife must indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of Herbalife, by reason of the fact that he is or was a director, officer, employee or agent of Herbalife, or is or was serving at the request of Herbalife as a director, officer, employee or agent of another corporation, against expenses, including attorneys' fees, judgment, fines and amount paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of Herbalife, and, with respect to a criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of Herbalife, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

        Our articles of association provide that every director, officer, or agent shall be indemnified out of our assets against any liability incurred by him as a result of any act or failure to act in carrying out his functions other than such liability that he may incur by his own willful neglect or default. No such director, agent or officer shall be liable to us for any loss or damage in carrying out his functions unless that liability arises through the willful neglect or default of such director, agent or officer.

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to managers, officers, or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

  Compensation Committee Interlocks and Insider Participation

        From January 1 through December 31, 2003, the Compensation Committee consisted of Messrs. Jesse Rogers, James Fordyce, Steven Rodgers, Ken Diekroeger, and Henry Burdick.

  Compensation Committee Report

        Herbalife's executive compensation programs are administered by the Compensation Committee and, to the extent summarized below, our Chief Executive Officer or the person performing similar functions.

        The compensation policy is designed to motivate the overall success of the Company by:

  •
  Attracting, retaining and rewarding highly qualified and productive individuals;

  •
  Delivering a significant portion of compensation through performance-based incentives;

  •
  Directing incentive compensation to overall Company and individual performance; and

  •
  Encouraging executive stock ownership to align the interests of management with those of shareholders.

  Base Salary and Annual Incentive Compensation

        Mr. Johnson's base salary beginning April 3, 2003 was established through negotiations between him and the Compensation Committee. The Compensation Committee believes Mr. Johnson's compensation should be heavily influenced by the Company's performance. In evaluating Mr. Johnson's compensation, the Compensation Committee considered the financial results of the Company, the compensation (including base salary, annual and long-term incentives) paid to Mr. Johnson by his previous employer, the compensation (including base salary, annual and long-term incentives) paid to executives in similar positions in similar industries, Mr. Johnson's reputation, leadership experience and leadership skills, and the compensation paid to other senior executives of the Company. As discussed above with respect to the payment of performance bonuses, Mr. Johnson received a bonus for fiscal 2003 in an amount equal to that required under the formula specified in the Johnson Employment

Agreement plus an additional discretionary amount which, in the Compensation Committee's opinion, reflected the progress the Company made during fiscal 2003.

        Base salaries for each of the other Named Executive Officers were established through negotiations between Mr. Johnson or his predecessor and each such Named Executive Officer. See the Summary Compensation Table under "Compensation of Directors and Executive Officers—Executive Compensation."

  Long-Term Incentive Plans

        Our executives are encouraged to own preferred shares of WH Holdings and common shares, issuable upon exercise of stock options, thereby aligning the interests of management with those of shareholders and tying a significant portion of executive compensation to long-term performance. The vesting schedules for stock options are set by the Compensation Committee. All options granted to executive officers have had an exercise price of more than or equal to 100% of fair market value on the date of grant.

  Tax Issues

        The Compensation Committee intends to seek to structure executive compensation arrangements to maximize the deductibility of Named Executive Officer compensation under applicable federal and state tax laws, including the Omnibus Budget Reconciliation Act of 1993, while also taking into account the need to provide appropriate incentives to our key executives. However, no assurance can be given that we will preserve, or will seek to preserve, the deductibility of all executive compensation.

                      COMPENSATION COMMITTEE

                      Jesse Rogers
                      James Fordyce
                      Steven Rodgers
                      Ken Diekroeger
                      Henry Burdick

February 23, 2004

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Whitney V, L.P., Whitney Strategic Partners V, L.P. and CCG Investments (BVI), L.P. (together with certain of its co-investment funds), as well as selected members of our distributor organization are the owners of all of the outstanding capital stock of WH Holdings and will continue to be the holders of all of the outstanding capital stock of WH Holdings if WH Holdings consummates the recapitalization described in more detail elsewhere herein.

        WH Holdings' outstanding securities consist of 102 million shares of its 12% Series A Cumulative Convertible Preferred Shares, par value $0.001 per share. Assuming the consummation of the recapitalization described in more detail elsewhere herein, WH Holdings' outstanding securities would consist of common shares, par value $.001 per share.

        Management participates in our equity through option grants by WH Holdings under a stock incentive plan. See "Certain Relationships and Related Transactions—Certain Transactions Relating to WH Holdings—WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan."

        The following table shows the beneficial ownership of preferred shares of WH Holdings as of December 31, 2003, and thus the indirect beneficial ownership of the equity interest of the Company and of Herbalife as of that date, held by (i) each of WH Holdings' and Herbalife's directors, (ii) each of the five mostly highly compensated executive officers, (iii) all directors and executive officers as a group and (iv) each person or entity known to us to beneficially own more than five percent (5%) of the outstanding preferred shares of WH Holdings.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership on a Fully Diluted Basis (1)
Whitney V, L.P.**	47,741,351	45.9%
Whitney Strategic Partners V, L.P.**	418,534	*
Whitney Private Debt Fund, L.P.(2)**	805,585	*
WH Investments Ltd.**	4,147,327	4.0%
Green River Offshore Fund (2)**	85,929	*
Total	53,198,726	51.1%
CCG Investments (BVI), L.P.***	26,759,040	25.7%
CCG Associates—QP, LLC***	1,345,150	1.3%
CCG Associates—AI, LLC***	125,073	*
CCG Investment Fund—AI, LP***	358,484	*
CCG AV, LLC—Series C***	882,761	*
CCG AV, LLC—Series E***	687,254	*
CCG CI***	36,707	*
Total	30,194,469	29.0%
Peter M. Castleman(3)**	53,198,726	51.1%
James H. Fordyce**	0	*
John C. Hockin(3)**	53,198,726	51.1%
Steven E. Rodgers(3)**	53,198,726	51.1%
Jesse Rogers(4)***	30,194,469	29.0%
Prescott Ashe(4)***	30,194,469	29.0%
Ken Diekroeger(4)***	30,194,469	29.0%
Stefan L. Kaluzny***	0	*
Leslie Stanford(5)****	2,582,955	2.5%
Markus Lehman****	1,105,682	1.1%
Charles L. Orr(6)****	44,205	*
Henry Burdick(7)****	1,198,181	1.1%
Michael O. Johnson(8)****	203,620	*
Carol Hannah(9)****	1,111,595	1.1%
Brian L. Kane(10)****	827,504	*
Gregory Probert(11)****	0	*
David Kratochvil(12)****	103,409	*
John B. Purdy(13)****	125,000	*
Robert Levy(14)****	103,409	*
All Directors and Executive Officers as a Group (19 persons)
Total	90,798,755	85.6%

*
Less than 1%.

**
c/o Whitney & Co., LLC, 177 Broad Street, Stamford, Connecticut 06901.

***
c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 33rd Floor, San Francisco, California 94111.

****
c/o Herbalife International, Inc., 1800 Century Park East, Los Angeles, California 90067.

(1)
Applicable percentage of ownership as of December 31, 2003 is based upon 102,013,572 preferred shares outstanding, warrants for 2,040,816 preferred shares and the relevant number of common shares issuable upon exercise of stock options which are exercisable presently or within 60 days. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their preferred shares, except to the extent authority is shared by spouses under applicable law and to the extent provided in the shareholders' agreement. See "Certain Relationships and Related Transactions—Certain Transactions Relating to WH Holdings—Shareholders' Agreement." Pursuant to the rules of the Securities and Exchange Commission, the number of preferred shares deemed outstanding includes shares issuable pursuant to options or warrants held by the respective person or group which may be exercised within 60 days of December 31, 2003. This calculation assumes the conversion of preferred shares into common shares.

(2)
Includes warrants to purchase preferred shares at an exercise price of $0.01 per share, which are exercisable within 60 days of December 31, 2003.

(3)
Represents shares beneficially owned by the Whitney entities and Whitney Private Debt Fund, L.P. Messrs. Castleman, Rodgers, and Hockin are managing members of the entities that are the general partners of the Whitney entities and Whitney Private Debt Fund, L.P. Accordingly, they may be deemed to share beneficial ownership of such shares. Each of Messrs. Castleman, Rodgers, and Hockin disclaims beneficial ownership of all shares owned by the Whitney entities and Whitney Private Debt Fund, L.P., except to the extent of his pecuniary interest in the Whitney entities and Whitney Private Debt Fund, L.P.

(4)
Represents shares beneficially owned by CCG Investments (BVI), L.P., CCG Associates—QP, LLC, CCG Associates—AI, LLC, CCG Investment Fund—AI, LP, CCG AV, LLC—Series C, CCG AV, LLC- Series E and CCG CI, LLC, the "Golden Gate Entities". Messrs. Rogers and Ashe are managing members of the entities that are general partners of the Golden Gate Entities. Accordingly, they may be deemed to share beneficial ownership of such shares. Each of Messrs. Rogers and Ashe disclaim beneficial ownership of all shares owned by the Golden Gate Entities, except to the extent of his pecuniary interest in the Golden Gate Entities.

(5)
Represents shares beneficially owned by Leslie Stanford though Blueline Capital, LLC.

(6)
Mr. Orr was granted 50,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 50,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 30,000 are exercisable within 60 days of December 31,2003.

(7)
Mr. Burdick was granted 50,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 50,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 30,000 are exercisable within 60 days of December 31, 2003. In addition the Board granted Henry Burdick options to purchase 300,000 common shares of WH Holdings at a strike price of $0.44 and options to purchase 300,000 common shares of WH Holdings at a strike price of $1.76. These 600,000 options have vested and are exercisable within 60 days of December 31, 2003. Mr. Burdick was granted an additional 80,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share, 80,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, 80,000 options to purchase common shares of WH Holdings at an exercise price of $5.28 per share 80,000 options to purchase common shares of WH Holdings at an exercise price of $8.80 per share 80,000 options to purchase common shares of WH Holdings at an exercise price of $12.32 per share of which none are exercisable within 60 days of December 31, 2003.

(8)
Mr. Johnson was granted 1,182,369 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share, 1,182,369 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, 1,182,369 options to purchase common shares of WH Holdings at an exercise price of $5.28 per share 1,182,369 options to purchase common shares of WH Holdings at an exercise price of $8.80 per share 1,182,369 options to purchase common shares of WH Holdings at an exercise price of $12.32 per share of which none are exercisable within 60 days of December 31, 2003.

(9)
Ms. Hannah was granted 1,207,583 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 603,792 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 543,413 are exercisable within 60 days of December 31, 2003.

(10)
Mr. Kane was granted 1,207,583 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 603,792 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 543,413 are exercisable within 60 days of December 31, 2003.

(11)
Mr. Probert was granted 250,000 options to purchase common shares of WH Holdings at an exercise price of $2.50 per share, 150,000 options to purchase common shares of WH Holdings at an exercise price of $3.50 per share, 150,000 options to purchase common shares of WH Holdings at an exercise price of $5.50 per share 150,000 options to purchase common shares of WH Holdings at an exercise price of $8.50 per share, and 150,000 options to purchase common shares of WH Holdings at an exercise price of $11.50 per share of which none are exercisable within 60 days of December 31, 2003.

(12)
Mr. Kratochvil was granted 150,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 150,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 75,000 are exercisable within 60 days of December 31, 2003.

(13)
Mr. Purdy was granted 150,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 150,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 75,000 are exercisable within 60 days of December 31, 2003.

(14)
Mr. Levy was granted 150,000 options to purchase common shares of WH Holdings at an exercise price of $0.44 per share and 150,000 options to purchase common shares of WH Holdings at an exercise price of $1.76 per share, of which 75,000 are exercisable within 60 days of December 31, 2003.

Equity Compensation Plan Information.

        The following table sets forth information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) weighted average exercise price of outstanding options, warrants and rights, and (c) number of securities remaining available for future issuance under equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,675,595	$3.17	1,041,951
Equity compensation plans not approved by security holders	—	—	—

Total	17,675,595	$3.17	1,041,951

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions in Securities

        Selected members of our distributor organization and senior management have purchased, either from WH Holdings or from the Equity Sponsors, 12% Series A Cumulative Convertible Preferred Shares of WH Holdings. The price paid by participating members of our distributor organization and senior management to the Equity Sponsors in the August and October 31, 2002 offering was $1.76 per share. In connection with the January 31, 2003 offering to members of our President's Team by the Equity Sponsors, the price paid by distributors to the Equity Sponsors was $1.97 per share. In connection with the May 30, 2003 offering by the Equity Sponsors to members of our President's Team and by WH Holdings to members of our Chairman's Club, the price paid by members of our President's Team to the Equity Sponsors and by members of our Chairman's Club to WH Holdings was $2.21 per share. Michael O. Johnson, our Chief Executive Officer, purchased from WH Holdings 203,620 shares on June 24, 2003. The price paid by Mr. Johnson was the same price paid by members of our distributor organization in the May 30th offering.

        In connection with a separation and general release agreement with Mr. Francis X. Tirelli effective December 24, 2002, the Equity Sponsors repurchased 284,091 preferred shares of WH Holdings held by Mr. Tirelli at a purchase price of $1.78 per share.

Certain Agreements Relating to the Acquisition

Shareholders' agreement

        In connection with the subscription for the purchase of WH Holdings' shares, participating distributors and senior management are required to become party to a shareholders' agreement entered into by certain of the Equity Sponsors and WH Holdings (the "shareholders' agreement"). This agreement restricts the ability of the shareholders to freely transfer preferred shares and common shares held by them (other than to the transferor's family members, other shareholders and the Equity Sponsors). The Equity Sponsors and their transferees may have also entered into an institutional shareholders' agreement which contains substantially similar restrictions to the shareholders' agreement relating to transfers by the Equity Sponsors and their transferees.

        The Equity Sponsors also have rights of co-sale and bring-along rights on shares owned by other shareholders. The other shareholders have preemptive rights, and pro rata tag-along rights on certain sales of shares by the Equity Sponsors which will reduce the Equity Sponsors' holdings below a threshold.

        If a distributor shareholder is terminated, unless such distributor sells its shares to another distributor, WH Holdings shall have the right to repurchase such shares. If a shareholder that is a member of senior management is terminated, first the Equity Sponsors, then WH Holdings shall have the right to repurchase such shares before such terminated shareholder can sell its shares to third parties. Also, under the shareholders' agreement, the shareholders will agree to vote in favor of the election of the following designees to WH Holdings' Board:

  •
  Four (4) nominees designated by Whitney V, L.P.;

  •
  Four (4) nominees designated by CCG Investments (BVI), L.P.;

  •
  Herbalife's Chief Executive Officer;

  •
  Two (2) nominees acceptable to Whitney V, L.P. and CCG Investments (BVI), L.P.; and

  •
  Up to two (2) nominees designated by distributor shareholders.

        If the distributors own at least 11,000,000 common shares, they may designate one nominee to the Board of WH Holdings. If the distributors own more than 11,000,000 but less than 16,500,000 common shares, they may also select one observer to attend all meetings of the Board. If the distributors own 16,500,000 common shares or more, they may designate two nominees. The nominees of the distributors shall be elected by a plurality of the distributor shareholders.

        In the event an Equity Sponsor does not have a designee serving on the Board for any reason, one person designated by such Equity Sponsor will be permitted to attend as an observer at all meetings of the Board of WH Holdings.

Registration rights agreement

        Members of our distributor organization holding WH Holdings' equity securities are also party to a registration rights agreement between the Equity Sponsors and WH Holdings (the "WH Holdings registration rights agreement"'). Under the WH Holdings registration rights agreement, the Equity Sponsors have the ability, under certain circumstances, to cause WH Holdings to register certain equity securities and to participate in registrations by WH Holdings of its equity securities. Upon an initial public offering, if the Equity Sponsors shall include their shares for registration, the other shareholders may also participate pro rata.

        In addition to an initial public offering, if WH Holdings at any time proposes to register any of its securities under the Securities Act for sale to the public, in certain circumstances holders of preferred shares or common shares issued upon conversion of the preferred shares (including distributor shareholders) may require WH Holdings to include their shares in the securities to be covered by the registration statement. Such registration rights are subject to customary limitations specified in the WH Holdings registration rights agreement.

Indemnity agreement

        In connection with the purchase of preferred shares, WH Holdings and WH Acquisition Corp. entered into an indemnity agreement with the Equity Sponsors pursuant to which WH Holdings and Herbalife (as successor-in-interest to WH Acquisition Corp.) agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Acquisition, including existing litigation. Whitney had been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. This lawsuit has recently been settled for an undisclosed sum that is not material to us or our financial condition. See "Legal Proceedings."

Agreements with the Equity Sponsors

        In connection with the Acquisition, we have entered into various agreements with the Equity Sponsors. Pursuant to the monitoring fee agreement entered into in connection with the Acquisition, Whitney and GGC Administration, LLC, an affiliate of CCG Investments (BVI), L.P., will conduct certain activities related to such parties' and its affiliates' investments in WH Holdings.

        In consideration of those services, Herbalife pays to Whitney and GGC Administration, LLC, quarterly, fees for monitoring services rendered (determined on an hourly basis), and such obligations shall be guaranteed by WH Holdings. Such monitoring fees are currently being paid quarterly at a rate of $5.0 million per annum, divided between Whitney and GGC Administration, LLC at a ratio of 65% to 35%, respectively. Herbalife also agreed to reimburse Whitney and GGC Administration, LLC for their reasonable out-of-pocket expenses and to pay additional transaction fees to them in the event WH Holdings and/or any of its subsidiaries completes add-on acquisitions, divestitures, a transaction resulting in a change of control (as defined therein) or financing involving WH Holdings and/or any of its subsidiaries, and that such obligations shall be guaranteed by WH Holdings. In fiscal 2003, Herbalife reimbursed Whitney and GGC Administration, LLC approximately $3.1 million for their reasonable out-of-pocket expenses incurred since the date of the Acquisition through the payment date. We currently anticipate that Herbalife will continue to reimburse the Equity Sponsors for approximately $2.3 million per year in reasonable, reimbursable out-of-pocket expenses.

        WH Holdings and its subsidiaries have also agreed to provide customary joint and several indemnification to Whitney and GGC Administration, LLC. See "Legal Proceedings" and "Indemnity Agreement."

WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan

        WH Holdings has established a stock incentive plan that provides for the grant of options to purchase common shares of WH Holdings and stock appreciation rights to employees and consultants. The incentive plan is administered by a committee appointed by the Board of WH Holdings. Upon conversion of the options into common shares of WH Holdings, employees will be required to enter into a shareholders' agreement and a registration rights agreement with WH Holdings. In addition, WH Holdings established a stock option plan that provides for the grant of options to executive officers. See "Executive Compensation—Description of Benefit Plans" and "—Employment Contracts."

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following audit services were provided by Deloitte & Touche LLP during fiscal 2002 and 2003 and by KPMG LLP (beginning June 12, 2003):

	2002	2003
Audit fees	$911,000	1,026,000
Audit-related fees(1)	—	125,000
Tax fees(2)	582,000	1,012,000
All other fees(3)	5,501,000	—

Total	$6,994,000	2,163,000

(1)
Audit-Related Fees
Audit-related fees were billed for the following services: assistance with Sarbanes-Oxley Section 404.

(2)
Tax Fees
Tax fees were billed for the following services: tax compliance and international tax guidance.

(3)
All Other Fees
All other fees were billed for the following services: project management and consulting relating to various information technology projects, distributor process improvements and supply chain management.

Pre-Approval Policy

        The Company's external auditor can not be engaged to provide any audit or non-audit services to the Company unless the engagement is pre-approved by the Audit Committee of the Board of Directors in compliance with the Sarbanes-Oxley Act of 2002.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements. The following financial statements of WH Intermediate Holdings Ltd. are filed as part of this Form 10-K on the pages indicated:

WH INTERMEDIATE HOLDINGS LTD. AND SUBSIDIARIES

Page No.
Independent Auditors' Report From KPMG LLP	59
Independent Auditors' Report From Deloitte & Touche LLP	60
Consolidated Balance Sheets as of December 31, 2002 and 2003	61
Consolidated Statements of Income for the year ended December 31, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002 and the year ended December 31, 2003	63
Consolidated Statements of Changes In Shareholder's Equity for the year ended December 31, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002 and the year ended December 31, 2003	64
Consolidated Statements of Cash Flows for the year ended December 31, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002 and the year ended December 31, 2003	65
Notes to Consolidated Financial Statements	66
  2.
  Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  3.
  Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K.

    None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of WH Intermediate Holdings Ltd:

        We have audited the accompanying consolidated balance sheet of WH Intermediate Holdings Ltd. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WH Intermediate Holdings Ltd. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California
February 19, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of WH Intermediate Holdings Ltd:

        We have audited the accompanying consolidated balance sheet of WH Intermediate Holdings Ltd. and subsidiaries (the "Successor") as of December 31, 2002, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the five-month period ended December 31, 2002. We have also audited the related consolidated statements of income, changes in shareholders' equity, and cash flows of Herbalife International, Inc. and subsidiaries (the "Predecessor"), a wholly owned subsidiary of the Successor, for the seven-month period ended July 31, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of Successor and Predecessor management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2002, and the results of its operations and its cash flows for the five-month period ended December 31, 2002, and the results of operations of the Predecessor and its cash flows for the seven-month period ended July 31, 2002 and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Los Angeles, California February 19, 2003

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(AS OF DECEMBER 31)
ASSETS

	2002	2003
CURRENT ASSETS:
Cash and cash equivalents	$64,201,000	$147,010,000
Marketable securities	1,272,000	—
Receivables, net of allowance for doubtful accounts of $2,527,000 (2003) and $3,257,000 (2002), including related party receivables of $323,000 (2003) and $1,100,000 (2002)	29,677,000	31,940,000
Inventories	56,868,000	59,397,000
Prepaid expenses and other current assets	16,075,000	20,825,000
Deferred income taxes	26,708,000	9,164,000

Total current assets	194,801,000	268,336,000
Property—at cost
Furniture and fixtures	5,144,000	6,137,000
Equipment	41,598,000	48,148,000
Leasehold improvements	7,045,000	8,733,000

	53,787,000	63,018,000
Less: accumulated depreciation and amortization	(7,675,000)	(17,607,000)

Net property	46,112,000	45,411,000
Deferred compensation assets	31,922,000	21,340,000
Other assets	5,327,000	5,795,000
Deferred financing costs, net of accumulated amortization of $10,060,000 (2003) and $3,446,000 (2002)	38,310,000	30,958,000
Marketing related intangibles	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $26,539,000 (2003)	—	29,661,000
Product certifications, product formulas and other intangible assets, net of accumulated amortization of $9,491,000 (2003) and $1,542,000 (2002)	5,858,000	13,219,000
Goodwill	211,063,000	167,517,000

TOTAL	$843,393,000	$892,237,000

See the accompanying Notes to Consolidated Financial Statements.

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(AS OF DECEMBER 31)
LIABILITIES AND SHAREHOLDER'S EQUITY

	2002	2003
CURRENT LIABILITIES:
Accounts payable	$21,799,000	$23,902,000
Royalty overrides	69,062,000	76,522,000
Accrued compensation	22,443,000	19,127,000
Accrued expenses	47,342,000	59,668,000
Current portion of long term debt	19,160,000	72,377,000
Advance sales deposits	6,307,000	6,574,000
Income taxes payable	11,782,000	19,582,000

Total current liabilities	197,895,000	277,752,000
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion, including related party debt of $6.4 million (2003) and $5.0 million (2002)	284,839,000	214,912,000
Deferred compensation liability	32,082,000	22,442,000
Deferred income taxes	110,707,000	111,909,000
Other non-current liabilities	2,524,000	2,685,000

Total liabilities	628,047,000	629,700,000

SHAREHOLDER'S EQUITY:
Common shares, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in capital in excess of par value	192,776,000	192,776,000
Accumulated other comprehensive income (loss)	(139,000)	3,428,000
Retained earnings	22,709,000	66,333,000

Total shareholder's equity	215,346,000	262,537,000

TOTAL	$843,393,000	$892,237,000

See the accompanying Notes to Consolidated Financial Statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME

	2001	2002		2003
	Year Ended December 31 (Predecessor)	January 1 to July 31 (Predecessor)	August 1 to December 31 (Successor)	Year Ended December 31 (Successor)
Product sales	$881,655,000	$554,693,000	$386,360,000	$995,120,000
Handling & freight income	138,475,000	89,495,000	63,164,000	164,313,000

Net sales	1,020,130,000	644,188,000	449,524,000	1,159,433,000
Cost of sales	241,522,000	140,553,000	95,001,000	235,785,000

Gross profit	778,608,000	503,635,000	354,523,000	923,648,000
Royalty overrides	355,225,000	227,233,000	159,915,000	415,352,000
Marketing, distribution & administrative expenses, including $8,400,000 (2003) and $2,200,000 (period from August 1 to December 31, 2002) of related party expenses	354,608,000	207,390,000	135,324,000	400,837,000
Merger transaction expenses	—	54,708,000	—	—
Interest expense (income)—net	(3,413,000)	(1,364,000)	21,435,000	35,115,000

Income before income taxes and minority interest	72,188,000	15,668,000	37,849,000	72,344,000
Income taxes	28,875,000	6,267,000	15,140,000	28,720,000

Net income before minority interest	43,313,000	9,401,000	22,709,000	43,624,000
Minority interest	725,000	189,000	—	—

Net income	$42,588,000	$9,212,000	$22,709,000	$43,624,000

See the accompanying Notes to Consolidated Financial Statements.

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001, THE SEVEN MONTHS ENDED JULY 31, 2002,
THE FIVE MONTHS ENDED DECEMBER 31, 2002, AND THE YEAR ENDED DECEMBER 31, 2003

Predecessor	Common Stock A	Common Stock B	Paid in Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder's Equity	Comprehensive Income

Balance at December 31, 2000	$102,000	$190,000	$58,860,000	$(7,010,000)	$170,259,000	$222,401,000
Issuance of 1,061,859 shares of Class A Common Stock and 1,298,965 Shares of Class B Common Stock under 1991 Stock Option Plan and Other	10,000	13,000	17,434,000		10,000	17,467,000
Additional capital from tax benefit of 1991 stock option plan			1,423,000			1,423,000
Net income					42,588,000	42,588,000	$42,588,000
Translation adjustments				(6,817,000)		(6,817,000)	(6,817,000)
Unrealized gain on marketable securities				12,000		12,000	12,000
Cumulative effect on accounting change				909,000		909,000	909,000
Unrealized gain (loss) on derivatives				4,815,000		4,815,000	4,815,000
Reclassification adjustments for gain (loss) on derivative instruments				(3,440,000)		(3,440,000)	(3,440,000)

Total comprehensive income						—	$38,067,000

Cash dividends declared					(18,442,000)	(18,442,000)

Balance at December 31, 2001	$112,000	$203,000	$77,717,000	$(11,531,000)	$194,415,000	$260,916,000
Issuance of 346,695 shares of Class A Common Stock and 1,139,237 Shares of Class B Common Stock under the 1991 Stock Option Plan and Other	4,000	11,000	10,531,000			10,546,000
Additional capital from revaluation of stock options			980,000			980,000
Additional capital from tax benefit of 1991 stock option plan			3,042,000			3,042,000
Other			375,000			375,000
Net income					9,212,000	9,212,000	$9,212,000
Translation adjustments				1,428,000		1,428,000	1,428,000
Unrealized gain on marketable securities				14,000		14,000	14,000
Unrealized gain (loss) on derivatives				(3,338,000)		(3,338,000)	(3,338,000)
Reclassification adjustments for gain (loss) on derivative instruments				1,315,000		1,315,000	1,315,000

Total comprehensive income						—	$8,631,000

Cash dividends declared					(4,962,000)	(4,962,000)

Balance at July 31, 2002	$116,000	$214,000	$92,645,000	$(12,112,000)	$198,665,000	$279,528,000

Successor	Paid in Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder's Equity	Comprehensive Income
Issuance of 1 common share under the merger agreement	$192,776,000			$192,776,000
Net income			$22,709,000	22,709,000	$22,709,000
Translation adjustments		$302,000		302,000	302,000
Unrealized gain on marketable securities		4,000		4,000	4,000
Unrealized gain (loss) on derivatives		2,266,000		2,266,000	2,266,000
Reclassification adjustments for gain (loss) on derivative instruments		(2,711,000)		(2,711,000)	(2,711,000)

Total comprehensive income					$22,570,000

Balance at December 31, 2002	$192,776,000	$(139,000)	$22,709,000	$215,346,000
Net Income			43,624,000	43,624,000	$43,624,000
Translation adjustments		4,518,000		4,518,000	4,518,000
Unrealized gain on marketable securities		(4,000)		(4,000)	(4,000)
Unrealized gain (loss) on derivatives		(464,000)		(464,000)	(464,000)
Reclassification adjustments for gain (loss) on derivative instruments		(483,000)		(483,000)	(483,000)

Total comprehensive income					$47,191,000

Balance at December 31, 2003	$192,776,000	$3,428,000	$66,333,000	$262,537,000

See the accompanying Notes to Consolidated Financial Statements.

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001, THE SEVEN MONTHS ENDED JULY 31, 2002,
THE FIVE MONTHS ENDED DECEMBER 31, 2002, AND THE YEAR ENDED DECEMBER 31, 2003

	2001	2002		2003
	(Predecessor)	January 1 to July 31 (Predecessor)	August 1 to December 31 (Successor)	(Successor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,588,000	$9,212,000	$22,709,000	$43,624,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,056,000	11,722,000	11,424,000	55,605,000
Amortization of discount and deferred financing costs	—	—	3,534,000	6,888,000
Deferred income taxes	(3,036,000)	3,186,000	(16,981,000)	(12,160,000)
Unrealized foreign exchange loss	383,000	2,448,000	433,000	4,070,000
Loss on repurchase of senior subordinated notes	—	—	—	1,368,000
Minority interest in earnings	725,000	189,000	—	—
Other	515,000	2,338,000	(718,000)	3,057,000
Changes in operating assets and liabilities:
Receivables	(3,867,000)	(11,712,000)	10,756,000	(1,687,000)
Inventories	24,154,000	11,462,000	3,576,000	592,000
Prepaid expenses and other current assets	(5,542,000)	(14,107,000)	9,978,000	(4,194,000)
Accounts payable	2,135,000	14,831,000	(11,912,000)	335,000
Royalty overrides	(8,206,000)	3,948,000	3,940,000	1,526,000
Accrued expenses and accrued compensation	15,557,000	1,895,000	(7,611,000)	5,045,000
Advance sales deposits	(163,000)	3,230,000	(3,277,000)	(454,000)
Income taxes payable	5,452,000	718,000	11,628,000	7,228,000
Deferred compensation liability	6,714,000	(1,459,000)	(1,126,000)	(9,640,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,465,000	37,901,000	36,353,000	101,203,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(10,940,000)	(4,741,000)	(2,190,000)	(13,601,000)
Proceeds from sale of property	145,000	191,000	46,000	53,000
Net changes in marketable securities	7,981,000	20,691,000	(2,000)	1,268,000
Other assets	(1,644,000)	(2,300,000)	(421,000)	(298,000)
Deferred compensation assets	(11,908,000)	5,154,000	6,145,000	10,582,000
Acquisition of Herbalife International, Inc. (net of cash acquired of $201,821,000)	—	—	(449,073,000)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,366,000)	18,995,000	(445,495,000)	(1,996,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(18,094,000)	(9,682,000)	—	—
Distribution to minority interest	(1,272,000)	(4,598,000)	—	—
Borrowings from long-term debt	1,903,000	29,000	344,639,000	5,340,000
Principal payments on long-term debt	(3,460,000)	(3,799,000)	(51,069,000)	(23,864,000)
Repurchase of senior subordinated notes	—	—	—	(5,681,000)
Increase in deferred financing costs	—	(27,788,000)	(13,693,000)	—
Exercise of stock options	17,467,000	10,546,000	—	—
Equity contributions	—	—	200,000,000	—
Assumption of shareholder acquisition expense	—	—	(7,223,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,456,000)	(35,292,000)	472,654,000	(24,205,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,742,000)	980,000	689,000	7,807,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	68,901,000	22,584,000	64,201,000	82,809,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,336,000	179,237,000	—	64,201,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,237,000	$201,821,000	$64,201,000	$147,010,000

CASH PAID DURING THE YEAR
Interest paid	$1,079,000	$287,000	$3,824,000	$31,002,000

Income taxes paid	$28,693,000	$16,479,000	$10,986,000	$32,836,000

NON CASH ACTIVITIES
Acquisitions of property from capital leases	$3,811,000	$2,058,000	$1,409,000	$6,834,000

See the accompanying Notes to Consolidated Financial Statements.

WH INTERMEDIATE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

        WH Intermediate Holdings Ltd., a Cayman Islands exempted limited liability company ("WH Intermediate"), and its direct and indirect wholly-owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company ("Lux Holdings"), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company ("Lux Intermediate"), Herbalife International Luxembourg S.à.R.L. ("Herbalife Lux"), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation ("WH Acquisition"), were formed on behalf of Whitney & Co., LLC ("Whitney") and Golden Gate Private Equity, Inc. ("Golden Gate"), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries ("Herbalife" or "Predecessor") on July 31, 2002 (the "Merger"). WH Intermediate and its subsidiaries are referred to collectively herein as the Company or the Successor.

        WH Intermediate Holdings Ltd. is a wholly owned subsidiary of WH Holdings (Cayman Islands) Ltd ("WH Holdings").

        On July 31, 2002, WH Acquisition merged with and into Herbalife with Herbalife being the surviving corporation. The Merger was consummated pursuant to the Agreement and Plan of Merger by and among WH Holdings (Cayman Islands) Ltd., sole shareholder of WH Intermediate and a Cayman Islands company ("WH Holdings"), WH Acquisition and Herbalife entered into on April 10, 2002 (the "Merger Agreement"). Each shareholder of Herbalife received $19.50 in cash for each common share. The holders of each outstanding option to purchase Herbalife common shares received an amount in cash equal to the excess of $19.50 over the exercise price of such option. As a result of the Merger, Herbalife was delisted from the NASDAQ National Market. The shares of Herbalife are no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentations.

        The Merger has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations." Accordingly, the acquired assets and liabilities have been recorded at fair value. Because of this, different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements. In the future, the primary differences are expected to relate to additional interest expense on the new debt, amortization of intangibles and amortization of deferred financing costs recorded at the date of the Merger.

        The Company completed the final allocation of the purchase price in connection with the Merger during 2003 based on an independent valuation study. The study was used as the basis to make the final determination of the values that should be allocated to various finite and indefinite lived intangible assets as well as goodwill. As a result of this completion of the purchase price allocation process, certain reclassifications were made to certain categories of intangible assets and goodwill that were previously identified on a preliminary basis as of December 31, 2002.

        The total purchase price of approximately $651.5 million was allocated to the acquired assets and assumed liabilities based upon their respective fair value as of the closing date using valuations and other studies that have been finalized. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of Acquisition:

(dollars in millions)	Final Allocation	Preliminary Allocation	Increase (Decrease)
Current assets	$388.7	$388.7	$—
Property	52.0	52.0	—
Marketing related intangibles	310.0	310.0	—
Distributor network	56.2	—	56.2
Product formulas	15.5	—	15.5
Product certifications and other intangible assets	7.2	7.4	(0.2)
Goodwill	167.5	211.1	(43.6)
Other long-term assets	42.6	42.6	—

Total assets acquired	$1,039.7	$1,011.8	$27.9

Current liabilities	$209.4	$209.4	$—
Other non-current liabilities	34.9	34.9	—
Long-term debt	1.2	1.2	—
Deferred income taxes	142.7	114.8	27.9

Total liabilities assumed	$388.2	$360.3	$27.9

Net assets acquired	$651.5	$651.5	$—

        Marketing related intangibles are considered to have an indefinite life and are not subject to amortization. Distributor network has an expected life of three years. Product formulas have an expected life of five years. Product certifications have an expected life of two years. None of the intangibles are expected to be deductible for tax purposes. As a result of the finalization of the purchase price allocation during the third quarter of 2003 the Company recorded additional amortization expense of $19.1 million before tax relating to periods prior to July 1, 2003. The Company recorded total amortization expense of $34.5 million before tax for 2003 and $1.5 million for the period from August 1 to December 31, 2002. In addition, the amounts for the marketing franchise and trademark and trade name as of December 31, 2002 have been combined and are presented as marketing related intangibles above and in the accompanying balance sheet to conform to the current year presentation.

        In connection with the Merger, the Predecessor incurred transaction expenses and stock option payments of approximately $54.7 million, which have been reflected in the Predecessor financial statements. In addition, the Company incurred debt issuance costs of approximately $41.8 million, which have been capitalized as deferred financing costs in the Company's consolidated balance sheet.

        The following unaudited pro forma results for the years ended December 31, 2002 and 2001 are based on the historical financial statements of the Predecessor, adjusted to give effect to the Merger and related financing transactions as if the transactions had occurred at the beginning of each period presented:

	Year ended December 31
(in millions)
	2002	2001
Net sales	$1,093.7	$1,020.1
Net income	$39.4	$13.9

        The Merger was financed through:

  •
  gross proceeds of $162.9 million from the sale of Senior Subordinated Notes (as defined in Note 4 herein) (face value of $165.0 million);

  •
  borrowings of $180.0 million under the $205.0 million Senior Credit Facility (as defined in Note 4 herein);

  •
  contributions of net proceeds of $24.0 million by WH Holdings from the sale of its 15.5% Senior Notes (the "Senior Notes") (face value $38.0 million);

  •
  contribution by Whitney, Golden Gate and selected members of Herbalife's distributor organization and senior management of $176.0 million from the sale of 12% Series A Cumulative Convertible Preferred Shares of WH Holdings (the "Preferred Shares") by WH Holdings; and

  •
  use of available cash balances of Herbalife of approximately $217.1 million.

        In connection with the Merger, WH Holdings contributed the proceeds from the sale of the Preferred Shares and the sale of the Senior Notes, totaling $200.0 million, to WH Intermediate as capital. Immediately upon the consummation of the Merger, WH Intermediate assumed indirectly through one of its subsidiaries the liability of $7.2 million of expenses relating to the merger and related financing transactions from WH Holdings, resulting in a net capital contribution of $192.8 million.

2.     Basis of Presentation

        The Company's financial statements refer to Herbalife and its subsidiaries for periods through July 31, 2002 and to WH Intermediate and its subsidiaries for periods subsequent to July 31, 2002. In addition "Predecessor" refers to Herbalife and its subsidiaries for periods through July 31, 2002 and "Successor" refers to WH Intermediate and its subsidiaries for periods subsequent to July 31, 2002.

New Accounting Pronouncements

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the consolidated financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS 150 did not have a material effect on the consolidated financial statements.

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on the consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any material guarantees that require disclosure under FIN 45.

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

        As noted above, the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the year ended December 31, 2003, the Company has not entered into any guarantees within the scope of FIN 45.

Significant Accounting Policies

  Consolidation Policy

        The consolidated financial statements for the period beginning August 1, 2002 include the accounts of WH Intermediate and its subsidiaries and for the periods prior to August 1, 2002 include the accounts of Herbalife and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

  Translation of Foreign Currencies

        Foreign subsidiaries' asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction losses, which include the cost of forward exchange and option contracts, were $0.5 million, $0.4 million, $1.4 million, and $6.5 million for the year ended December 31, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002, and the year ended December 31, 2003, respectively, and are included in marketing, distribution and administrative expenses in the accompanying consolidated statements of income.

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

        The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

  Marketable Securities

        The Company's marketable securities are classified as "available for sale." Fluctuations in fair value are included in accumulated other comprehensive loss on the accompanying consolidated balance sheet. Marketable securities at December 31, 2002 are comprised primarily of tax-exempt municipal bonds.

  Accounts Receivable

        Accounts receivable consist principally of receivables from credit card companies, arising from the sale of product to the Company's distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company believes that it provides adequate allowances for receivables from its distributors.

  Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

        The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

  •
  Marketable securities are based on the quoted market prices for these instruments;

  •
  Foreign exchange contracts are based on exchange rates at period end;

  •
  The fair value of option and forward contracts are based on dealer quotes;

  •
  The book values of the Company's variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company; and

  •
  The fair values for fixed rate borrowings have been determined based on recent market trade values.

  Inventories

        Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

  Long-Lived Assets

        Depreciation of furniture, fixtures, and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

        Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

        Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected lives, which are three years for the distributor network, five years for product formulas and two years for product certifications. The annual amortization expense for intangibles is $0.2 million (2001), $1.5 million (2002), $34.5 million (2003), $23.9 million (2004), $14.0 million (2005), $3.1 million (2006), and $1.8 million (2007).

  Income Taxes

        Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

  Royalty Overrides

        An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor. In addition, such commissions are recorded when the merchandise is shipped.

  Revenue Recognition

        Revenue is recognized when products are shipped and title passes to the Independent Distributor or importer. Product sales are after a discount referred to as "Distributor Allowances." Amounts billed for freight and handling costs are included in net sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped. Advanced sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

  Accounting for Stock Options

        In December, 2002, the FASB issued SFAS 148 "Accounting for Stock Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, issued March 2000, to account for its stock-based awards for employees. For options granted to employees, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The following tables illustrate the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2001	2002		2003
(dollars in millions)	Year Ended December 31 (Predecessor)	January 1 to July 31 (Predecessor)	August 1 to December 31 (Successor)	Year Ended December 31 (Successor)
Net income as reported	$42.6	$9.2	$22.7	$43.6
Add: Stock-based employee compensation expense included in reported net income	—	0.6	—	1.1
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(1.2)	(0.4)	—	(0.7)

Pro forma net income	$41.4	$9.4	$22.7	$44.0

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

  Reclassification

        Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

3.     Inventories

        Inventories consist primarily of finished goods available for resale and can be categorized as follows:

	At December 31
(dollars in millions)	2002	2003
Weight management and inner nutrition	$41.5	$44.2
Outer Nutrition®	8.2	7.0
Literature, promotional and others	7.2	8.2

Total	$56.9	$59.4

4.     Long-Term Debt

        Long-term debt consists of the following:

	At December 31
(dollars in millions)	2002	2003
Senior subordinated notes	$163.0	$158.2
Borrowing under senior credit facility	135.0	119.8
Capitalized leases	3.3	5.5
Other debt	2.7	3.8

	304.0	287.3
Less: current portion	19.2	72.4

	$284.8	$214.9

        Interest expense was $0.4 million, $0.2 million, $22.6 million, and $35.0 million for the year ended December 31, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002, and the year ended December 31, 2003, respectively.

        In connection with the Merger, the Company consummated certain related financing transactions, including the issuance by WH Acquisition on June 27, 2002 of $165.0 million of 11 3/4% Senior Subordinated Notes (the "Senior Subordinated Notes") issued at 98.716% of par, due July 15, 2010. Interest on the Senior Subordinated Notes is to be paid semi annually on January 15th and July 15th of each year (the first payment of which was made on January 15, 2003). In connection with this financing, the Company incurred $25.1 million of debt issuance costs, which are being amortized over the term of the debt using the effective interest rate method. During the third quarter of 2003, the Company repurchased $5 million principal value of Senior Subordinated Notes. The fair value of the

Senior Subordinated Notes was $189.6 million and $165.0 million at December 31, 2003 and December 31, 2002, respectively.

        In addition, the Company, as borrower, entered into a Credit Agreement dated as of July 31, 2002 with the guarantors party, the lenders party, Rabobank International, as documentation agent, General Electric Capital Corporation, as syndication agent, UBS Securities LLC (successor in interest to UBS Warburg LLC), as arranger, and UBS AG, Stamford Branch, as administrative agent, collateral agent and issuing bank (the "Credit Agreement"), which provides for a term loan amount of $180.0 million and a revolving credit facility in the amount of $25.0 million (collectively, the "Senior Credit Facility"). In conjunction with this financing, the Company incurred $16.7 million of debt issuance costs, which are being amortized over the term of the debt using the effective interest method. The revolving credit facility is available until July 31, 2007. The term loan and the revolving credit facility bear interest, at the option of the Company, at either the alternate base rate or the LIBOR rate plus in each case an applicable margin. The base rate applicable margin for the term loan is 3.00%, while the LIBOR rate applicable margin is 4.00%. As of December 31, 2003, no amounts had been borrowed under the revolving credit facility. As of December 31, 2003, the Company had selected the LIBOR rate alternative (three months) with the December 31, 2003 interest rate of 5.1%. The base rate applicable margin for the revolving credit facility is 2.75%, while the LIBOR rate applicable margin is 3.75%. In accordance with the terms of the Senior Credit Facility, on October 30, 2002, the Company purchased a three-year 5% LIBOR interest rate cap covering $34.4 million of the term loan.

        The Senior Subordinated Notes and the Senior Credit Facility are guaranteed by the Guarantors (as defined in Note 15 herein). The Senior Credit Facility is also guaranteed by WH Holdings. The obligations under the Senior Credit Facility are secured by (i) first priority pledges of (A) all of the shares of the Guarantors and (B) 65% of the equity interests of the foreign subsidiaries of Herbalife that are not Guarantors other than HIIP Investment Co., LLC, Herbalife Foreign Sales Corporation, Importadora Y Distribuidora Herbalife International de Chile Limitada, Herbalife International Greece S.A., Herbalife Hungary Trading, Limited, PT Herbalife Indonesia, Herbalife International SBN, BHD, HBL International Maroc S.à.R.L., Herbalife International Products N.V., Herbalife International Holdings, Inc., Herbalife International, S.A., Herbalife Dominicana, S.A., and Herbalife Del Ecuador, S.A. and (ii) security interests in and liens on all accounts receivable, inventory and other property and assets of WH Holdings and the Guarantors (other than the escrow account for interest on the Senior Notes).

        The Senior Subordinated Notes and the Senior Credit Facility include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates. Additionally, the Senior Credit Facility includes covenants relating to the maintenance of certain leverage, fixed charge coverage, and interest coverage ratios.

        In December 2002, the Company and its lenders amended the Credit Agreement. Under the terms of the amendment, the Company made a prepayment of $40.0 million on December 30, 2002. In connection with this prepayment, the lenders waived the December 31, 2002 and March 31, 2003 mandatory amortization payments of $7.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2002. The Company's debt agreement has a provision that requires the Company to make early payments to the extent of excess cash flow, as defined. In addition, Herbalife was allowed to pay certain monitoring fees to Whitney and Golden Gate that under the terms of the original Credit Agreement were to be accrued, but not paid, until the obligations under the Credit Agreement had been paid in full. The schedule of the principal payments was also modified so that Herbalife was obligated to pay approximately $2.2 million on June 30, 2003 and will pay $6.5 million in each subsequent quarter through March 31, 2008, with the final payment on June 30, 2008 being approximately $8.7 million. As of December 31, 2003, the Company anticipated a $40 million mandatory excess cash flow payment in the first quarter of 2004. Consequently, the future quarterly principal payments will be reduced. However, the Company may be obligated to make future excess cash flow payments as described above. In addition, Herbalife was granted the right to make prepayments, of up to $25 million in aggregate principal amount, on the Senior Subordinated Notes over the life of the Credit Agreement provided that Herbalife meets an agreed upon leverage ratio.

        As of December 31, 2003, certain Whitney affiliated companies had provided funding for $5.1 million of the term loan under the Senior Credit Facility and $1.3 million of the Senior Subordinated Notes.

        Annual scheduled payments of long-term debt are: $72.4 million (2004), $17.5 million (2005), $15.5 million (2006), $15.0 million (2007), $8.7 million (2008), and $158.2 million (thereafter).

5.     Lease Obligations

        The Company has warehouse, office, furniture, fixtures, and equipment leases, which expire at various dates through 2011. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

        Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2003 were as follows:

(dollars in millions)	Operating	Capital
2004	$12.6	$3.3
2005	9.4	1.9
2006	4.7	0.5
2007	1.4	—
2008	1.2	—
Thereafter	0.4	—

Total	$29.7	5.7

Less: amounts included above representing interest		0.2

Present value of net minimum lease payments		$5.5

        Rental expense for 2001, the seven months ended July 31, 2002, the five month period ended December 31, 2002 and the year ended December 31, 2003 was $20.0 million, $11.6 million, $8.6 million, and $21.0 million, respectively.

        Property under capital leases is included in property on the accompanying consolidated balance sheets as follows:

	December 31
(dollars in millions)	2002	2003
Equipment	$9.9	$10.2
Less: accumulated depreciation	(6.8)	(4.7)

Total	$3.1	$5.5

6.     Employee Compensation Plans

        The Company maintains a profit sharing plan pursuant to Sections 401 (a) and (k) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. The Company contributed $1.3 million, $0.8 million, $0.6 million, and $1.3 million for the year ended December 31, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002, and the year ended December 31, 2003, respectively.

        The Company has two non-qualified, deferred compensation plans for select groups of management: the "Management Plan" and the "Senior Executive Plan." The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (the "Annual Deferral Amount"). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan. Effective for 2002, the Senior Executive Plan was amended to provide that the amount of the matching contributions is to be determined by the Company in its discretion. For 2003, the matching contribution was 3% of a participant's base salary.

        Each participant in either of the two deferred compensation plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

        In July 2002, the Company adopted an additional deferred compensation plan, the ("Supplemental Plan"). The Supplemental Plan allows employees to participate, who are highly compensated and who are eligible to participate in the Change in Control Plan. The administrative committee that manages and administers the plans (the "Deferred Compensation Committee") allows eligible employees to defer up to 100% of their Change in Control Payments.

        Each participant in the Supplemental Plan will be deemed to have invested in funds that provide a return equal to the short-term AFR, within the meaning of the code. The entire interest of each participant in the Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant's election to defer the Change in Control Payment, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings, which is payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability of (2) dies or otherwise terminates employment with the Company.

        The total deferred compensation expense of the three deferred compensation plans net of participant contributions was $3.9 million, $1.9 million, $1.3 million, and $1.0 million for 2001, seven months ended July 31, 2002, five months ended December 31, 2002, and the year ended December 31, 2003, respectively. The total long-term deferred compensation liability under the three deferred compensation plans was $22.4 million and $26.2 million at December 31, 2003 and 2002.

        The Company has an Executive Retention Plan. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after change in control, as defined.

        As a result of certain actions by Herbalife's Board, the Merger was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the Merger did not result in the payment of any benefit pursuant to the Executive Retention Plan.

        The Company also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a change in control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant's employment with the Company terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant's account in the Executive Retention Trust will revert to the Company. A participant's benefit under the Executive Retention Plan will be reduced if the amount would cause payment of federal excise tax.

        The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a "rabbi trust" whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent. The value of the assets in the "rabbi trust" was $18.5 million and $27.5 million as of December 31, 2003 and 2002, respectively. The Company has also contributed to the Executive Retention Trust, which is an irrevocable trust. This irrevocable trust's assets will be used to pay the benefits of the Executive Retention Plan and are not intended to be reachable by the Company's creditors. The value of the assets in the irrevocable trust was $2.8 million and $4.5 million as of December 31, 2003 and 2002, respectively.

        The Company had two Change in Control Plans for Senior Management, a Change in Control Plan and a Management Employee Change in Control Plan. Pursuant to the agreements in place prior to the signing of the Merger Agreement, upon consummation of the Merger, certain of the Company's executives received change in control payments (after making necessary adjustments for purposes of Section 280G and 4999 of the Code) of $7.6 million. Pursuant to the Herbalife Management Employee Change in Control Plan, which was in place prior to signing of the Merger Agreement, eligible employees that within one year after the occurrence of a Change in Control were involuntarily terminated by the Company would be entitled to receive one year of their base compensation. The agreement expired on July 31, 2003. As a result of the Merger, the Change in Control Payments were made and expensed in July 2002.

7.     Retirement Plan

        The Company had a nonqualified, non-contributory Supplemental Executive Retirement Plan ("SERP") providing retirement benefits for a select group of management and highly compensated employees. The normal retirement benefit under the SERP is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 2% of "compensation" times the number of years of participation up to 20 years. A participant became fully vested in his or her interest in the SERP on his or her normal or early retirement date, death, or disability, or on a change in control of the Company. If a participant's employment is terminated for cause, the Company had the discretion to reduce his or her vested benefit to zero. In all other cases, a participant's vested interest is zero until he or she had completed five years of participation, and gradually increased to 100% when he or she had completed nine years of participation. The Plan Administrator had the discretion to credit a participant with additional years of participation as of his or her date of hire or commencement of participation in the SERP. The SERP was completely curtailed effective December 31, 2002. At December 31, 2002 the liability to SERP participants was $5.9 million and participants either received a cash payment in the first quarter of 2003 or a rollover to the Company's deferred compensation plan on January 1, 2003. The following table shows the net periodic pension cost and other data about the SERP: (in millions)

2002
Change in benefit obligation Benefit obligation at beginning of year	$11.4
Service cost	1.4
Interest cost	0.7
Amendments	(3.1)
Actuarial (gain) loss	(3.1)
Benefits paid	(1.4)

Benefit obligation at end of year	$5.9

Funded status	$(5.9)
Unrecognized actuarial loss	—
Unrecognized prior service cost	—

Net amount recognized	$(5.9)

Amounts recognized in the consolidated balance sheets
Consists of:
Accrued benefit liability	$(5.9)
Intangible asset	—

Net amount recognized	$(5.9)
Weighted-average assumptions as of December 31 Discount rate	N/A
Rate of compensation increase	N/A
	2001
Components of net periodic benefit cost
Service Cost	$1.4	$1.4
Interest cost	0.7	0.7
Amortization of prior service cost	0.5	0.5

Net periodic pension cost	2.6	$2.6

8.     Transactions With Related Parties

        The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the period August 1 to December 31, 2002 and for the year ended December 31, 2003, the Company expensed monitoring fees in the amount of $2.1 million and $5.0 million, and other expenses of $0.1 million and $3.4 million, respectively. In addition, in connection with the Merger, the Company paid Whitney and Golden Gate $24.1 million of fees, which have been classified in the balance sheet as deferred financing costs and are being amortized.

        Selected members of the Company's distributor organization and senior management have purchased, either from WH Holdings or from the Equity Sponsors, 12% Series A Cumulative Convertible Preferred Shares of WH Holdings. The price paid by participating members of the Company's distributor organization and senior management to the Equity Sponsors in the August and October 31, 2002 offering was $1.76 per share. The January 31, 2003 offering to members of the Company's President's Team by the Equity Sponsors was $1.97 per share. In connection with the

May 20, 2003 offering by the Equity Club, the price paid by members of the Company's President's Team to the Equity Sponsors and by members of the Company's Chairman's Club to WH Holdings was $2.21 per share. Michael O. Johnson, the Company's Chief Executive Officer, purchased from WH Holdings 203,620 shares on June 24, 2003. The price paid by Mr. Johnson was the same price paid by members of the Company's distributor organization in the May 20, 2003 offering.

        Francis Tirelli, the Company's former Chief Executive Officer, entered into a separation and general release agreement with the Company, effective on December 24, 2002. The preferred shares previously owned by Mr. Tirelli were purchased by certain existing shareholders and in connection therewith, an advance of $0.5 million was made by the Company's subsidiary, Herbalife International of America, Inc., to those shareholders. As of December 31, 2003 $0.3 million is outstanding.

        In June 2003, the WH Holdings entered into a subscription agreement with its Chief Executive Officer, Michael Johnson, pursuant to which WH Holdings has issued 0.2 million newly issued preferred shares at a price of $2.21 per share. The price paid by Mr. Johnson was the same price paid by members of the Company's distributors in a May 2003 offering. In addition, Mr. Johnson was granted options to purchase 5.9 million common shares in five tranches consisting of approximately 1.2 million shares each. The purchase price per share for each separate tranche is $0.44, $1.76, $5.28, $8.80, and $12.32, respectively. The Company has certain repurchase rights with respect to shares acquired upon exercise of these options, as further detailed in note 10, except that the repurchase rights with respect to shares which can be repurchased at the lower of the exercise price or the fair value of the shares lapse on the earlier of the fifth anniversary of the date of grant or on initial public offering of the Company.

9.     Contingencies

        The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

        Herbalife is a defendant in a purported class action lawsuit pending in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife under various state and federal laws. As a result of recent rulings by the Court, only claims filed under federal securities law remain. The Company understands that the plaintiffs have refiled certain state law claims in the Superior Court of the State of California, County of San Francisco. The Company has not been served with a complaint. The parties are in discussion regarding a possible settlement but no binding settlement agreement has yet been reached. The Company believes that it has meritorious defenses to the suit. The Company believes it is adequately reserved for this contingency.

        Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of Virginia (Mey v. Herbalife International, Inc., et al). Herbalife removed the lawsuit to federal court and the plaintiff sought to remand the lawsuit to state court. The plaintiff's motion was denied. The complaint alleges that certain telemarketing practices of certain Herbalife distributors violate the Telephone Consumer Protection Act and seek to hold Herbalife liable for the practices of its distributors. The Company believes that it has meritorious defenses to the suit. At the current time, the Company cannot make an estimate of the range of exposure of this matter with any degree of certainty.

        Whitney, one of the two Equity Sponsors, has been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife to Whitney and others. In connection with the acquisition of Herbalife, WH Holdings and Herbalife entered into an Indemnity Agreement with the Equity Sponsors pursuant to which WH Holdings and Herbalife agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or any way related to the Merger, including existing litigation. This lawsuit has recently been settled for an undisclosed sum. The Company paid the settlement amount during the year and the related charge is reflected in marketing, distribution and administrative expenses in the accompanying financial statements.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with an annual deductible of $10.0 million.

        Certain of the Company's subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on our financial condition and operating results.

10.   Shareholder's Equity

        WH Holdings (Cayman Islands) Ltd. Stock Option Plan ("Management Plan").    WH Holdings has established a stock option plan that provides for the grant of options to purchase common shares of WH Holdings to members of management of Herbalife following the Merger. The option plan is administered by a committee appointed by the Board of WH Holdings. Upon conversion of the options into common shares of WH Holdings, members of management of Herbalife will be required to enter into a shareholders' agreement and a registration rights agreement with WH Holdings.

        WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan ("Independent Directors Plan").    WH Holdings has established an independent directors stock option plan that provides for the grant of options to purchase common shares of WH Holdings to independent directors of WH Holdings. One million shares have been reserved for grant under this plan.

        Approximately 15.5% of the share capital at the time of the Merger or 18.7 million shares of WH Holdings are available for grants under the two plans. As of December 31, 2003, the Company had granted approximately 17.7 million stock options, of which 0.8 million were under the Independent Directors Plan.

        The Management Plan and the Independent Directors Plan (collectively, the "Plans") call for options to be granted with exercise prices not less than the fair value of the underlying shares on the date of grant. Options under the Plans vest and become exercisable in quarterly 5% increments unless provided otherwise by the applicable grant agreement. Options granted under the plans have a contractual life of 10 years and shares issued on exercise are subject to certain repurchase provisions following a termination in employment or directorship.

        On November 6, 2003, the Board of the Company approved an amendment to its stock option plan under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan with certain senior management employees ("Senior Plan"). Under the previous terms, the Company determined that the options did not substantively vest since they could be repurchased by the Company at the lower of fair market value or exercise price. Accordingly, the Company concluded that there would not be a measurement date until a liquidity event occurred when the Company's repurchase right would expire for GAAP purposes under the plan and no compensation expense was recognized. The Company has also concluded that the amendments result in a fixed plan with a measurement date as of November 6, 2003. Based on the estimated fair value of the Company's common shares, the Company believes the fair value of the common shares issuable upon exercise of the options exceeded the exercise price per share for the options on this date and recorded a compensation charge to account for the indicated intrinsic value. The total intrinsic value and the related compensation expense is $9.4 million which will be recognized over a 7-year period following the date of grant, beginning with $1.2 million in the fourth quarter of 2003, representing the portion of the options that have already vested, and $1.3 million per year until fully expensed.

        Under the Management Plan, upon termination of employment, excluding senior executives, WH Holdings and the institutional shareholders will have the right to repurchase the shares acquired upon the exercise of options within a specified period at a price not less than (a) the fair market value at the time of termination or (b) the exercise price, however, the right to repurchase at the exercise price shall lapse at the rate of 20% per annum. Upon termination of a senior executive, WH Holdings and the institutional shareholders have the right to repurchase the shares if such termination (i) was voluntary, due to resignation or for cause (A) before the seventh anniversary of the option grant, at an amount equal to the lesser of: (a) the fair market value at the time of repurchase or (b) after the seventh anniversary of the option grant, at an amount equal to the fair market value at the time of repurchasing; or (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such termination; or (b) the exercise price.

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

        Option groups outstanding at December 31, 2001, July 31, 2002, December 31, 2002, December 31, 2003 and related option information is as follows:

	WH Holdings Common Shares
	Options	Weighted Average Exercise Price
	(in millions)
2003 (Successor)
Outstanding at January 1, 2003	6.7	$1.18
Granted	12.1	4.08
Exercised	—	—
Cancelled	(1.1)	1.15

Outstanding at December 31	17.7	$3.17
Available for grant at December 31	1.0

Total reserved shares	18.7

Exercisable at December 31	2.5	$1.14

Option prices per share
Granted	$0.44-$12.32
Exercised	—
Weighted average fair value of options granted during the year	$0.24

	WH Holdings Common Shares
	Options	Weighted Average Exercise Price
	(in millions)
2002 (Successor)
Granted	6.7	$1.18
Exercised	—	—
Canceled	—	—

Outstanding at December 31	6.7	$1.18
Available for grant at December 31	12.0

Total reserved shares	18.7

Exercisable at December 31	0.3	$1.19

Option prices per share
Granted	$0.44-$1.76
Exercised	—
Weighted average fair value of options granted during the year	$0.03

	Class A Stock		Class B Stock
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in millions)		(in millions)
2002 (Predecessor)
Outstanding at January 1	0.9	$7.88	3.8	$7.33
Granted	—	—	—	—
Exercised	(0.3)	7.90	(1.1)	6.85
Canceled	—	—	—	—
Converted	(0.6)	7.86	(2.7)	7.54

Outstanding at July 31	—	$—	—	$—
Available for grant at July 31	—		—

Total reserved shares	—		—

Exercisable at July 31	—	$—	—	$—

Option prices per share
Granted	—		—
Exercised	$7.38-$8.00		$6.63
Weighted average fair value of options granted during the year	—		—

	Class A Stock		Class B Stock
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in millions)		(in millions)
2001 (Predecessor)
Outstanding at January 1	2.0	$7.89	4.6	$6.67
Granted	—	—	0.5	11.30
Exercised	(1.1)	7.89	(1.3)	6.52
Canceled	—	—	—	—

Outstanding at December 31	0.9	$7.88	3.8	$7.33
Available for grant at December 31	0.1		0.2

Total reserved shares	1.0		4.0

Exercisable at December 31	0.9	$7.87	2.7	$6.75

Option prices per share
Granted	—		$11.30
Exercised	$7.38-$8.00		$6.63-$8.63
Weighted average fair value of options granted during the year	—		$3.14

        The fair value of the stock options granted during the periods presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2001		2002			2003
	Year Ended December 31 (Predecessor)		January 1 to July 31 (Predecessor)		August 1 to December 31 (Successor)	Year Ended December 31 (Successor)
	Class A	Class B	Class A	Class B	Common	Common
Risk free interest rate	N/A	2.92%	N/A	N/A	3.20%	3.00%
Expected option life	N/A	3.0 years	N/A	N/A	5.0 years	5.0 years
Volatility	N/A	56.67%	N/A	N/A	0.00%	0.00%
Dividend yield	N/A	6.50%	N/A	N/A	0.00%	0.00%

        The following table summarizes information regarding option groups outstanding at December 31, 2003:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in millions)			(in millions)
$0.44	6.1	9.1	$0.44	1.3	$0.44
$1.76	5.7	9.0	$1.76	1.1	$1.76
$2.50-$11.50	4.6	9.4	$6.03	0.1	$2.82
$12.32	1.3	9.3	$12.32	—	—

11.   Segment Information

        The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

        The Company has operations throughout the world and is organized and managed by geographic area. In the first quarter of 2003, the Company elected to aggregate its operating segments, except the U.S. and Japan, into one reporting segment, as management believes that the operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers sold to, the methods used to distribute the products, and the nature of the regulatory environment. However, the Company does recognize revenue from sales to distributors in four geographic regions: the Americas, Europe, Asia/Pacific Rim, and Japan.

        "Net sales" represents product sales including handling and freight income. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors.

	2001	2002		2003
	Year Ended December 31 (Predecessor)	January 1 to July 31 (Predecessor)	August 1 to December 31 (Successor)	Year Ended December 31 (Successor)
	(in millions)
Net Sales:
United States	$278.8	$189.1	$117.3	$274.9
Japan	178.1	84.0	57.1	119.3
Others	563.2	371.1	275.1	765.2

Total Net Sales	$1,020.1	$644.2	$449.5	$1,159.4

Operating Margin:
United States	$111.9	$79.5	$47.0	$116.7
Japan	86.3	39.5	27.9	56.5
Others	225.2	157.4	119.6	335.1

Total Operating Margin	$423.4	$276.4	$194.5	$508.3

Marketing, distribution and administrative expense(1)	$354.6	$207.4	$135.3	$400.9
Merger transaction expense	—	54.7	—	—
Interest expense (income), net	(3.4)	(1.4)	21.4	35.1

Income before income taxes and minority interest	72.2	15.7	37.8	72.3
Income taxes	28.9	6.3	15.1	28.7
Minority Interest	0.7	0.2	—	—

Net Income	$42.6	$9.2	$22.7	$43.6

Net sales by product line:
Weight management	$421.9	$274.4	$191.2	$500.1
Inner nutrition	443.7	280.7	195.6	505.1
Outer Nutrition®	106.2	64.3	44.4	105.7
Literature, promotional and other	48.3	24.8	18.3	48.5

Total Net Sales	$1,020.1	$644.2	$449.5	$1,159.4

Net sales by geographic region:
America	$386.9	$257.6	$166.7	$424.4
Europe	283.2	193.7	149.0	448.2
Asia/Pacific Rim	172.0	108.8	76.7	167.5
Japan	178.0	84.1	57.1	119.3

Total Net Sales	$1,020.1	$644.2	$449.5	$1,159.4

Capital Expenditures:
United States	$11.5	$5.4	$2.6	$17.3
Japan	0.4	0.1	0.1	0.2
Others	2.9	1.3	0.9	2.9

Total Capital Expenditures	$14.8	$6.8	$3.6	$20.4

	December 31,
	2002 (Successor)	2003 (Successor)
Total Assets:
United States	$554.5	$589.2
Japan	104.8	62.9
Others	184.1	240.1

Total Assets	$843.4	$892.2

Goodwill:
United States	$88.4	$46.0
Japan	55.5	22.7
Others	67.2	98.8

Total Goodwill	$211.1	$167.5

(1)
Includes $9.1 million of litigation costs and related expenses.

12.   Derivative Instruments and Hedging Activities

        The Company designates certain derivatives as fair value hedges. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in marketing, distribution, and administrative expenses and provide offsets to one another.

        The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at December 31, 2003, the maximum length of time over which the Company is hedging these exposures is 12 months. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income ("OCI"). The ineffective portion of the hedges, which was not material for any periods presented, is recognized in income currently. At December 31, 2003, the net loss in OCI was $1,392,000. Substantially, all OCI amounts will be reclassified to earnings within 12 months.

        The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives are included in the Company's statements of income.

        The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate ("strike rate"). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, the Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

        The following table provides information about the details of the Company's option contracts. Certain option contracts were designated as cash flow hedges or fair value hedges. Certain option contracts were freestanding derivatives.

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in millions)		(in millions)
At December 31, 2003
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$6.0	107.75-107.97	$—	Jan-Mar 2004
Japanese yen	6.0	107.39-107.62	0.1	Apr-Jun 2004
Japanese yen	6.0	106.95-107.25	0.2	Jul-Sep 2004
Japanese yen	6.0	106.43-106.80	0.2	Oct-Dec 2004

	$24.0		$0.5

Written Calls (Counterparty may buy yen/sell USD)
Japanese yen	$6.0	102.00	$—	Jan-Mar 2004
Japanese yen	6.0	102.00	—	Apr-Jun 2004
Japanese yen	6.0	102.00	(0.1)	Jul-Sep 2004
Japanese yen	6.0	102.00	(0.1)	Oct-Dec 2004

	$24.0		$(0.2)

Purchase Puts (Company may sell euro/buy USD)
Euro	$9.4	1.1635-1.1910	$—	Jan-Mar 2004
Euro	9.4	1.1588-1.1881	0.1	Apr-Jun 2004
Euro	5.7	1.1564-1.1579	—	Jul-Sep 2004
Euro	5.7	1.150-1.1558	0.1	Oct-Dec 2004

	$30.2		$0.2

Written Calls (Counterparty may buy euro/sell USD)
Euro	$5.7	1.21	$(0.2)	Jan-Mar 2004
Euro	5.7	1.21	(0.3)	Apr-Jun 2004
Euro	5.7	1.21	(0.3)	Jul-Sep 2004
Euro	5.7	1.21	(0.3)	Oct-Dec 2004

	$22.8		$(1.1)

At December 31, 2002
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$6.0	118.43-119.68	$0.1	Jan-Mar 2003
Japanese yen	6.0	118.03-119.30	0.1	Apr-Jun 2003

	$12.0		$0.2

Purchase Puts (Company may sell euro/buy USD)
Euro	$9.0	1.0155-1.0300	$—	Jan-Mar 2003
Euro	9.0	1.0155-1.0300	0.2	Apr-Jun 2003

	$18.0		$0.2

        Foreign exchange forward contracts are also used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts is based on third-party bank quotes.

        The table below describes the forward contracts that were outstanding. All forward contracts were freestanding derivatives.

Foreign Currency	Contract Date	Forward Position	Maturity Date	Contract Rate	Fair Value
		(in millions)			(in millions)
At December 31, 2003
Buy TWD Sell EURO	12/02/2003	$2.6	1/5/2004	41.1200	$2.5
Buy CAD Sell EURO	12/02/2003	$1.2	1/5/2004	1.5682	$1.2
Buy DKK Sell EURO	12/02/2003	$0.8	1/5/2004	7.4410	$0.8
Buy SEK Sell EURO	12/02/2003	$0.8	1/5/2004	9.0145	$0.8
Buy AUD Sell EURO	12/02/2003	$1.1	1/5/2004	1.6552	$1.1
Buy AUD Sell EURO	12/19/2003	$1.5	1/5/2004	1.6810	$1.5
Buy GBP Sell USD	12/19/2003	$3.2	1/23/2004	1.7636	$3.2
Buy SEK Sell USD	12/19/2003	$1.6	1/23/2004	7.3270	$1.7
Buy GPY Sell USD	12/19/2003	$14.0	1/23/2004	107.7050	$14.1
Buy EURO Sell USD	12/19/2003	$1.0	1/23/2004	1.2381	$1.0
At December 31, 2002
Buy USD Sell Mexican Peso	12/03/2002	$10.6	1/06/2003	10.21	$10.8
Buy USD Sell Brazilian Real	12/12/2002	$1.0	1/16/2003	3.74	$0.9

        All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries primarily in Japan and Korea was $63.4 million of which $3.7 million was maintained or invested in U.S. dollars.

        The Interest rate cap is used to hedge the interest rate exposure on the term loan which has a variable interest rate. They provide protection in the event the LIBOR rates increase beyond the cap rate. The table below describes the interest rate cap that was outstanding. Interest rate caps were designated as cash flow hedges.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date
	(in millions)		(in millions)
At December 31, 2003
Interest Rate Cap	$34.4	5%	$0	10/31/2005
At December 31, 2002
Interest Rate Cap	$43.8	5%	$0.1	10/31/2005

13.   Income Taxes

        The components of income before income taxes are:

	2001	2002		2003
(in millions)	Year Ended December 31, (Predecessor)	January 1 to July 31, (Predecessor)	August 1 to December 31, (Successor)	Year Ended December 31, (Successor)
Domestic	$50.0	$3.5	$8.4	$14.8
Foreign	22.2	12.2	29.4	57.5

	$72.2	$15.7	$37.8	$72.3

        Income taxes are as follows:

	2001	2002		2003
(in millions)	Year Ended December 31, (Predecessor)	January 1 to July 31, (Predecessor)	August 1 to December 31, (Successor)	Year Ended December 31, (Successor)
Current:
Foreign	$17.7	$7.3	$17.7	$24.7
Federal	12.0	(1.9)	(4.6)	14.5
State	2.1	0.4	0.9	1.7
Deferred:
Foreign	3.7	(0.5)	(1.4)	(4.3)
Federal	(6.5)	1.1	2.7	(8.2)
State	(0.1)	(0.1)	(0.2)	0.3

	$28.9	$6.3	$15.1	$28.7

        The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
(in millions)	2002	2003
Deferred income tax assets:
Accruals not currently deductible	$13.5	$17.4
Accrued foreign withholding tax on unremitted earnings	2.8	2.8
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	24.8	43.9
Depreciation/amortization	0.7	0.1
Deferred compensation plan	13.1	9.1
Accrued state income taxes	—	0.6
Accrued vacation	1.6	1.4
Unrealized foreign exchange	6.2	4.7
Other	1.6	3.2

Gross deferred income tax assets	$64.3	$83.2
Less: valuation allowance	(20.1)	(42.5)

Net deferred income tax assets	$44.2	$40.7

Deferred income tax liabilities:
Intangible assets	$126.3	$140.2
Inventory deductibles	1.9	3.3

	128.2	143.5

Net	$(84.0)	$(102.8)

        At December 31, 2003, the Company's deferred income tax asset for U.S. foreign tax credits of $43.6 million and net operating loss carryforwards of certain foreign subsidiaries of $3.1 million was reduced by a valuation allowance of $42.5 million. The valuation allowance includes an increase during 2003 of $14.7 million attributable to U.S. foreign tax credits applicable to periods prior to the Merger, therefore this amount has not affected the 2003 income statement. If tax benefits are recognized in the future through reduction of the valuation allowance, $32.9 million of such benefits will be allocated to reduce goodwill.

        During 2002, the Company recorded a deferred income tax liability in connection with identified intangible assets recorded in the acquisition of the Company. During 2003, in connection with the revaluation of these assets, the associated deferred income tax liability was increased by $28.3 million.

        During 2003, the Company recorded a deferred tax liability of $2.7 million in connection with the recording of other comprehensive income for the year related to currency translation. The total deferred tax liability at December 31, 2003 relating to accumulated comprehensive income was $2.3 million.

        The net operating loss carryforwards expire in varying amounts between 2004 and 2012. The foreign tax credit carryforwards expire in varying amounts between 2005 and 2008. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

        Deferred income taxes of $2.8 million have been provided on the undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such subsidiaries.

        The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

	2001	2002		2003
	Year Ended December 31, (Predecessor)	January 1 to July 31, (Predecessor)	August 1 to December 31, (Successor)	Year Ended December 31, (Successor)
Tax expense at United States statutory rate	$25.3	$5.5	$13.2	$25.3
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	7.1	1.8	4.3	1.5
U.S. tax (benefit) on foreign income and foreign tax credits	(7.9)	(1.6)	(5.4)	(6.2)
Increase in valuation allowances	2.3	0.1	1.7	7.7
State taxes, net of federal benefit	1.2	0.4	0.9	1.3
Other	0.9	0.1	0.4	(0.9)

Total	$28.9	$6.3	$15.1	$28.7

        The U.S. tax benefit on foreign income and foreign tax credits shown above resulted in increases to the deferred tax asset for foreign tax credit carryforwards and the valuation allowance. The valuation allowance for deferred tax assets applicable to periods prior to the Merger was also adjusted, as discussed above.

14.   Restructuring Reserve

        As of the date of the Merger, the Company began to assess and formulate a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Merger.

The accrued severance is for employees, including executives, corporate functions, and administrative support that were identified at the time of the Merger. Actions required by the plan of termination began immediately after consummation of the transaction. The remaining balance of the restructuring reserve at December 31, 2003 of $2.5 million represents scheduled severance payments for employees.

        The following table summarizes the activity in the Company's restructuring accrual subsequent to July 31, 2002:

(in millions)
Accrual made as of July 31, 2002	$10.2
Additional accrual	3.0
Payments made	(10.7)

Balance at December 31, 2003	$2.5

15.   Supplemental Information

        The consolidated financial statement data, as of December 31, 2003 and 2002, for the year ended December 31, 2003 and for the period from inception to December 31, 2002 has been aggregated by entities that guarantee the Senior Subordinated Notes (the "Guarantors") and entities that do not guarantee the Senior Subordinated Notes (the "Non-Guarantors"). The Guarantors include WH Intermediate, Lux Holdings, Lux Intermediate, Lux CM (collectively, the "Parent Guarantors") and Herbalife's operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (other than Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the "Subsidiary Guarantors"). All other subsidiaries are Non-Guarantors.

        Consolidating condensed statements of income for year ended December 31, 2003 and the periods from January 1 to July 31, 2002, August 1 to December 31, 2002, and the year ended December 31, 2001 are summarized as follows: (in millions)

	Year Ended December 31, 2003
	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
(Successor)
Net sales	$—	$126.4	$916.8	$273.2	$(157.0)	$1,159.4
Cost of sales	—	25.2	232.1	134.6	(156.1)	235.8
Royalty overrides	—	4.1	249.2	162.1	—	415.4
Marketing, distribution & administrative expenses	40.3	6.0	272.7	81.8	—	400.8
Equity in subsidiary (income) loss	(76.6)	(42.9)	(2.1)	—	121.6	—
Interest expense—net	34.9	0.2	(0.1)	0.1	—	35.1
Intercompany charges	(25.1)	90.2	67.2	(132.3)	—	—

Income before income taxes and minority interest	26.5	43.6	97.8	26.9	(122.5)	72.3
Income taxes	(16.2)	—	35.9	9.2	(0.2)	28.7

NET INCOME	$42.7	$43.6	$61.9	$17.7	$(122.3)	$43.6

	August 1 to December 31, 2002
	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
(Successor)
Net sales	$—	$—	$386.1	$101.3	$(37.9)	$449.5
Cost of sales	—	—	86.8	46.5	(38.3)	95.0
Royalty overrides	—	—	103.9	56.0	—	159.9
Marketing, distribution & administrative expenses	4.1	—	95.7	35.5	—	135.3
Merger transaction expenses	—	—	—	—	—	—
Equity in subsidiary (income) loss	(37.1)	(32.0)	(0.3)	—	69.4	—
Interest expense—net	22.6	—	(1.1)	—	—	21.5
Intercompany charges	(4.8)	—	45.5	(41.0)	0.3	—

Income before income taxes and minority interest	15.2	32.0	55.6	4.3	(69.3)	37.8
Income taxes	(16.7)	9.1	21.2	1.5	—	15.1

Income before minority interest	31.9	22.9	34.4	2.8	(69.3)	22.7
Minority interest	—	—	—	—	—	—

NET INCOME	$31.9	$22.9	$34.4	$2.8	$(69.3)	$22.7

	January 1 to July 31, 2002
	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
(Predecessor)
Net sales	$—	$551.3	$142.5	$(49.6)	$644.2
Cost of sales	—	128.1	63.2	(50.7)	140.6
Royalty overrides	—	147.3	79.9	—	227.2
Marketing, distribution & administrative expenses	(0.8)	165.9	42.3	—	207.4
Merger transaction expenses	54.7	—	—	—	54.7
Equity in subsidiary (income) loss	(36.4)	(0.5)	—	36.9	—
Interest expense—net	—	(1.8)	0.4	—	(1.4)
Intercompany charges	(7.5)	62.9	(55.4)	—	—

Income before income taxes and minority interest	(10.0)	49.4	12.1	(35.8)	15.7
Income taxes	(18.6)	19.9	5.0	—	6.3

Income before minority interest	8.6	29.5	7.1	(35.8)	9.4
Minority interest	—	0.2	—	—	0.2

NET INCOME	$8.6	$29.3	$7.1	$(35.8)	$9.2

	Year Ended December 31, 2001
	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
(Predecessor)
Net sales	$—	$877.8	$218.3	$(76.0)	$1,020.1
Cost of sales	—	216.9	97.0	(72.4)	241.5
Royalty overrides	—	238.8	116.4	—	355.2
Marketing, distribution & administrative expenses	0.4	281.2	73.0	—	354.6
Merger transaction expenses	—	—	—	—	—
Equity in subsidiary (income) loss	(43.4)	(0.8)	—	44.2	—
Interest expense—net	—	(3.4)	—	—	(3.4)
Intercompany charges	(6.4)	76.5	(70.0)	(0.1)	—

Income before income taxes and minority interest	49.4	68.6	1.9	(47.7)	72.2
Income taxes	2.5	22.6	3.8	—	28.9

Income before minority interest	46.9	46.0	(1.9)	(47.7)	43.3
Minority interest	—	0.7	—	—	0.7

NET INCOME	$46.9	$45.3	$(1.9)	$(47.7)	$42.6

        Consolidating condensed balance sheet data as of December 31, 2003 and as of December 31, 2002 is summarized as follows: (in millions)

	December 31, 2003
	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$0.1	$13.8	$92.5	$40.6	$—	$147.0
Receivables	—	—	24.4	7.5	—	31.9
Intercompany receivables	196.7	(23.3)	(89.4)	(84.0)	—	—
Inventories	—	26.0	23.9	15.0	(5.5)	59.4
Other current assets	(2.5)	2.2	26.9	3.4	—	30.0

Total current assets	194.3	18.7	78.3	(17.5)	(5.5)	268.3
Property, net	0.3	2.1	37.7	5.3	—	45.4
OTHER NON-CURRENT ASSETS	448.9	65.8	129.8	68.5	(134.5)	578.5

TOTAL ASSETS	$643.5	$86.6	$245.8	$56.3	$(140.0)	$892.2

CURRENT LIABILITIES:
Accounts payable	$—	$8.2	$11.9	$3.8	$—	$23.9
Royalties overrides	—	0.7	45.7	30.1	—	76.5
Accrued compensation and expenses	8.7	10.2	44.7	15.2	—	78.8
Other current liabilities	41.1	0.4	55.6	1.5	—	98.6

Total current liabilities	49.8	19.5	157.9	50.6	—	277.8
NON-CURRENT LIABILITIES	351.9	0.3	(1.0)	0.7	—	351.9
MINORITY INTEREST	—	—	—	—	—	—
SHAREHOLDER'S EQUITY	241.8	66.8	88.9	5.0	(140.0)	262.5

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$643.5	$86.6	$245.8	$56.3	$(140.0)	$892.2

	December 31, 2002
	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Non-Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$0.3	$—	$39.6	$25.5	$—	$65.4
Receivables	—	—	24.0	5.7	—	29.7
Intercompany receivables	141.8	—	(75.9)	(65.9)	—	—
Inventories	—	—	46.2	15.2	(4.5)	56.9
Other current assets	0.2	0.2	38.2	18.6	(14.4)	42.8

Total current assets	142.3	0.2	72.1	(0.9)	(18.9)	194.8
Property, net	—	—	37.4	8.7	—	46.1
OTHER NON-CURRENT ASSETS	394.3	32.0	195.3	55.2	(74.3)	602.5

TOTAL ASSETS	$536.6	$32.2	$304.8	$63.0	$(93.2)	$843.4

CURRENT LIABILITIES:
Accounts payable	$—	$—	$16.9	$4.9	$—	$21.8
Royalties overrides	—	—	46.5	22.6	—	69.1
Accrued compensation and expenses	12.1	—	42.7	15.0	—	69.8
Other current liabilities	(14.8)	9.3	41.7	15.6	(14.6)	37.2

Total current liabilities	(2.7)	9.3	147.8	58.1	(14.6)	197.9
NON-CURRENT LIABILITIES	409.1	—	19.7	1.4	—	430.2
MINORITY INTEREST	—	—	—	—	—	—
SHAREHOLDER'S EQUITY	130.2	22.9	137.3	3.5	(78.6)	215.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$536.6	$32.2	$304.8	$63.0	$(93.2)	$843.4

        Consolidating condensed statement of cash flows data for the year ended December 31, 2003 and the periods of January 1 to July 31, 2002, August 1 to December 31, 2002, and the year ended December 31, 2001 is summarized as follows: (in millions)

	December 31, 2003
(Successor)	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$43.5	$57.0	$98.7	$32.7	$(130.7)	$101.2
Net cash provided by (used in) investing activities	(22.8)	(45.9)	1.5	(2.7)	67.9	(2.0)
Net cash provided by (used in) financing activities	(21.0)	—	(48.5)	(17.5)	62.8	(24.2)
Effect of exchange rate changes on cash	—	2.6	2.6	2.6	—	7.8
Cash at beginning of period	0.5	—	38.2	25.5	—	64.2

Cash at end of period	$0.2	$13.7	$92.5	$40.6	$—	$147.0

	August 1 to December 31, 2002
(Successor)	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$208.3	$32.0	$(136.3)	$7.5	$(75.1)	$36.4
Net cash provided by (used in) investing activities	(684.8)	(32.0)	181.8	22.7	66.8	(445.5)
Net cash provided by (used in) financing activities	477.0	—	(7.4)	(5.2)	8.3	472.7
Effect of exchange rate changes on cash	—	—	0.1	0.5	—	0.6
Cash at beginning of period	—	—	—	—	—	—

Cash at end of period	$0.5	$—	$38.2	$25.5	$—	$64.2

	January 1 to July 31, 2002
(Predecessor)	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$32.0	$46.9	$(2.1)	$(38.9)	$37.9
Net cash provided by (used in) investing activities	(10.5)	26.9	1.3	1.3	19.0
Net cash provided by (used in) financing activities	(21.5)	(40.4)	(11.0)	37.6	(35.3)
Effect of exchange rate changes on cash	—	(0.6)	1.6	—	1.0
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$178.1	$23.5	$—	$201.8

	Year Ended December 31, 2001
(Predecessor)	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$46.3	$110.6	$10.1	$(71.5)	$95.5
Net cash provided by (used in) investing activities	(45.1)	89.8	(2.4)	(58.7)	(16.4)
Net cash provided by (used in) financing activities	(1.2)	(120.8)	(11.7)	130.2	(3.5)
Effect of exchange rate changes on cash	—	(4.5)	(2.2)	—	(6.7)
Cash at beginning of period	0.2	70.2	39.9	—	110.3

Cash at end of period	$0.2	$145.3	$33.7	$—	$179.2

16. Quarterly Information (Unaudited)

(in millions)	2002	2003
		(successor)
First Quarter Ended March 31
Net sales	$265.8	280.0
Gross profit	208.7	223.1
Net income	19.9	18.6
Second Quarter Ended June 30
Net sales	$282.0	$288.9
Gross profit	219.3	230.5
Net income	13.4	19.2
Third Quarter Ended September 30
Net sales		$290.4
Gross profit		231.4
Net income		3.4
July 1 To July 31 (Predecessor)
Net sales	$96.4
Gross profit	75.7
Net loss	(24.1)
August 1 To September 30 (Successor)
Net sales	$176.2
Gross profit	138.0
Net income	5.8
Fourth Quarter Ended December 31 (Successor)
Net sales	$273.3	$300.1
Gross profit	216.5	238.6
Net income	16.9	2.4

(A)  EXHIBIT INDEX

Exhibit Number	Description	Page No./(Footnote)
2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)
3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)
4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)
10.2	The Company's 1992 Executive Incentive Compensation Plan, as amended	(1),(4)
10.3	Form of Individual Participation Agreement relating to the Company's Executive Compensation Plan	(1)
10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company	(1)
10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996	(2),(4),(5)
10.6	Office lease agreement between the Company and State Teacher's Retirement System, dated July 20, 1995	(3)
10.7	The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.8	The Company's Management Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996	(3)
10.10	The Company's 401K Plan, as amended	(3)
10.11	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.12	The Company's 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.13	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) of Separation and General Release Agreement#	(12)
10.14	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler	(12)
10.15	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.16	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)

10.17	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)
10.18	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)
10.19	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.'s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)
10.20	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)
10.21	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)
10.22	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)
10.23	Independent Director's Stock Option Plan of WH Holdings (Cayman Islands)	(14)
10.24	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)
10.25	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)
10.26	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.27	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.28	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)
10.29	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)
10.30	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated	(18)
10.31	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)

10.32	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)
10.33	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)
10.34	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)
10.35	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)
10.36	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(17)
10.37	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(18)
10.38	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(18)
10.39	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(18)
14.1	Corporate Code of Ethics	(18)
16.1	Letter regarding Change in Certifying Accountant	(19)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)
31.2	Certification of the Senior Vice President and Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)
Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

(3)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4)
Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

(5)
Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(7)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(11)
Incorporated by reference to the Company's Current Report on Form 8-K, dated April 10, 2002.

(12)
Incorporated by reference to the Company's Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)
Incorporated by reference to the Company's Quarterly Report on Form 10Q for the three months ended September 30, 2002.

(14)
Incorporated by reference to Herbalife International, Inc.'s Registration Statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on November 13, 2002.

(15)
Incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 2002.

(16)
Incorporated by reference to the Company's Quarterly Report on Form 10Q for the three months ended March 31, 2003.

(17)
Incorporated by reference to the Company's quarterly report on Form 10Q for the three months ended September 30, 2003.

(18)
Filed herewith.

(19)
Incorporated by reference to the Company's Current Report on Form 8-K, filed June 16, 2003.

#
Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

(1) SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 23, 2004	WH INTERMEDIATE HOLDINGS LTD.
	By:	/s/ WILLIAM D. LOWE William D. Lowe Senior Vice President & Principal Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer	February 23, 2004
/s/ WILLIAM D. LOWE William D. Lowe	Senior Vice President and Principal Financial and Accounting Officer	February 23, 2004
/s/ PRESCOTT ASHE Prescott Ashe	Director	February 23, 2004
/s/ HENRY BURDICK Henry Burdick	Director	February 23, 2004
/s/ PETER CASTLEMAN Peter Castleman	Director, Chairman of the Board	February 23, 2004
/s/ KEN DIEKROEGER Ken Diekroeger	Director	February 23, 2004
/s/ JAMES FORDYCE James Fordyce	Director	February 23, 2004
/s/ JOHN HOCKIN John Hockin	Director	February 23, 2004

/s/ STEFAN KALUZNY Stefan Kaluzny	Director	February 23, 2004
/s/ CHARLES ORR Charles Orr	Director	February 23, 2004
/s/ STEVEN RODGERS Steven Rodgers	Director	February 23, 2004
/s/ JESSE ROGERS Jesse Rogers	Director	February 23, 2004
/s/ LESLIE STANFORD Leslie Stanford	Director	February 23, 2004
/s/ MARKUS LEHMAN Markus Lehman	Director	February 23, 2004

QuickLinks

FORM 10-K
Forward Looking Statements
The Company
PART 1
  Item 1. Business
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9a. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
WH INTERMEDIATE HOLDINGS LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY FOR THE YEAR ENDED DECEMBER 31, 2001, THE SEVEN MONTHS ENDED JULY 31, 2002, THE FIVE MONTHS ENDED DECEMBER 31, 2002, AND THE YEAR ENDED DECEMBER 31, 2003