Form 10-Q
period 2004-03-31
WH INTERMEDIATE HOLDINGS LTD
filed 2004-05-07
CIK 1205298

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-101188

WH INTERMEDIATE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0379050 (I.R.S. Employer Identification No.)
P.O. Box 309GT Ugland House, South Church Street Grand Cayman, Cayman Island (Address of principal executive offices) (Zip code)
(310) 410-9600* (Registrant's telephone number, including area code)

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

Number of shares of registrant's common stock outstanding as of March 31, 2004 was 1.

*
C/O Principal Financial and Accounting Officer of Herbalife International, Inc.

WH INTERMEDIATE HOLDINGS LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three Months ended March 31, 2004

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements:
	Unaudited Consolidated Balance Sheets	2
	Unaudited Consolidated Statements of Income	3
	Unaudited Consolidated Statements of Cash Flows	4
	Notes to Unaudited Consolidated Financial Statements	5-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	20-22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23-27
Signature and Certifications		28-30

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,010,000	$120,289,000
Receivables net of allowance for doubtful accounts of $5,690,000 (2004) and $2,527,000 (2003), and including related party receivables of $323,000 (2004 and 2003)	31,940,000	34,042,000
Inventories	59,397,000	64,134,000
Prepaid expenses and other current assets	20,825,000	24,718,000
Deferred income taxes	9,164,000	8,672,000

Total current assets	268,336,000	251,855,000
Property, at cost, net of accumulated depreciation and amortization of $19,696,000 (2004) and $17,607,000 (2003)	45,411,000	45,744,000
Deferred compensation plan assets	21,340,000	21,425,000
Other assets	5,795,000	5,961,000
Deferred financing costs, net of accumulated amortization of $12,245,000 (2004) and $10,060,000 (2003)	30,958,000	28,903,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $31,222,000 (2004) and $26,539,000 (2003)	29,661,000	24,978,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $11,166,000 (2004) and $9,491,000 (2003)	13,219,000	11,610,000
Goodwill	167,517,000	167,517,000

TOTAL	$892,237,000	$867,993,000

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,902,000	$23,162,000
Royalty overrides	76,522,000	68,496,000
Accrued compensation	19,127,000	16,592,000
Accrued expenses	59,668,000	62,926,000
Current portion of long term debt	72,377,000	23,465,000
Advance sales deposits	6,574,000	12,550,000
Income taxes payable	19,582,000	27,075,000

Total current liabilities	$277,752,000	$234,266,000
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	214,912,000	219,671,000
Deferred compensation	22,442,000	22,327,000
Deferred income taxes	111,909,000	108,667,000
Other non—current liabilities	2,685,000	2,561,000

Total liabilities	$629,700,000	$587,492,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in-capital in excess of par value	192,776,000	192,776,000
Accumulated other comprehensive income	3,428,000	4,061,000
Retained earnings	66,333,000	83,664,000

Total shareholder's equity	$262,537,000	$280,501,000

TOTAL	$892,237,000	$867,993,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2004
Product sales	$240,398,000	$278,139,000
Handling & freight income	39,641,000	45,914,000

Net sales	280,039,000	324,053,000
Cost of sales	56,960,000	63,618,000

Gross profit	223,079,000	260,435,000
Royalty overrides	99,511,000	115,857,000
Marketing, distribution & administrative expenses (including $1,800,000 and $3,100,000 of related party expenses for the three months ended March 31, 2004 and 2003, respectively)	84,297,000	107,890,000
Interest expense—net	8,336,000	9,179,000

Income before income taxes	30,935,000	27,509,000
Income taxes	12,374,000	10,178,000

NET INCOME	$18,561,000	$17,331,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,561,000	$17,331,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,389,000	11,406,000
Amortization of discount and deferred financing costs	1,858,000	2,204,000
Deferred income taxes	(614,000)	(2,750,000)
Unrealized foreign exchange loss (gain)	1,804,000	(124,000)
Other	102,000	420,000
Changes in operating assets and liabilities:
Receivables	(4,698,000)	(2,531,000)
Inventories	557,000	(5,315,000)
Prepaid expenses and other current assets	2,577,000	(2,764,000)
Accounts payable	(3,158,000)	(671,000)
Royalty overrides	(11,101,000)	(7,796,000)
Accrued expenses and accrued compensation	(14,229,000)	1,634,000
Advance sales deposits	3,067,000	6,041,000
Income taxes payable	5,231,000	7,681,000
Deferred compensation liability	(8,363,000)	(115,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,017,000)	24,651,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(1,349,000)	(4,575,000)
Proceeds from sale of property	1,000	1,000
Changes in marketable securities, net	6,000	—
Changes in other assets	(76,000)	(144,000)
Deferred compensation plan assets	11,304,000	(85,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,886,000	(4,803,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to bank loans and contract payables	295,000	369,000
Principal payments on bank loans and contract payables	(2,354,000)	(45,387,000)

NET CASH USED IN FINANCING ACTIVITIES	(2,059,000)	(45,018,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	92,000	(1,551,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,902,000	(26,721,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	147,010,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,103,000	$120,289,000

NON-CASH ACTIVITIES:
Property recorded under capital leases	$1,371,000	$847,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

        WH Intermediate Holdings Ltd., a Cayman Islands company (the "Parent"), and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company ("Lux Holdings"), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company ("Lux Intermediate"), Herbalife International Luxembourg S.à.R.L. ("Herbalife Lux"), formerly known as WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation ("WH Acquisition"), were formed on behalf of Whitney & Co., LLC ("Whitney") and Golden Gate Private Equity, Inc. ("Golden Gate"), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries ("Herbalife") on July 31, 2002 (the "Merger"). The Parent and its subsidiaries are referred to collectively herein as the Company.

        WH Intermediate Holdings Ltd. is a fully owned subsidiary of WH Holdings (Cayman Islands) Ltd.

2.     BASIS OF PRESENTATION

        The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. The Company's financial statements as of March 31, 2004 include the Parent, and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2004 and for the three months ended March 31, 2003 and March 31, 2004.

Reclassifications

        Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.     TRANSACTIONS WITH RELATED PARTIES

        The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other expenses. Under the monitoring fee agreements, the Company is obligated to pay an annual aggregate amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the three months ended March 31, 2004 and March 31, 2003, the Company expensed monitoring fees in the amount of $1.3 million in both periods and other expenses of $0.5 million and $1.8 million, respectively. Also, as of March 31, 2004, certain Whitney affiliated companies had provided funding for $5.1 million of the term loan under the senior credit facility and $1.3 million of the senior subordinated notes.

4.     LONG TERM DEBT

        Long term debt consisted of the following: (in millions)

	December 31, 2003	March 31, 2004
Senior subordinated notes	$158.2	$158.2
Borrowing under senior credit facility	119.8	75.4
Capitalized leases	5.5	6.1
Other debt	3.8	3.5

	287.3	243.2
Less: current portion	72.4	23.5

	$214.9	$219.7

        In March 2004, the Company and its lenders amended the Credit Agreement dated as of July 31, 2002 among Herbalife International, Inc., as Borrower, WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., Herbalife International Holdings S.à.R.L. (formerly known as WH Luxembourg CM S.à.R.L.), and the Subsidiary Guarantors Party thereunto, as Guarantors, the Lenders Party thereto, Rabobank International, General Electric Capital Corporation, UBS Securities, LLC, and UBS AG, Stamford Branch (the "Credit Agreement"). Under the terms of the amendment, the Company made a prepayment of $40.0 million. In connection with this prepayment, the lenders waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The Company's debt agreement has a provision that requires the Company to make early payments to the extent of excess cash flow, as defined. The schedule of the principal payments was also modified so that the Company was obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

        On March 8, 2004, WH Holdings (Cayman Islands) Ltd., the Company's immediate parent company and the ultimate parent company in the Company's holding company structure, completed a $275 million bond financing transaction in connection with a recapitalization of the company. The documents governing the notes issued by the Company's parent company in that transaction (the "Parent Notes") provide that the Company's parent company will not permit us, WH Luxembourg Holdings S.à.R.L. WH Luxembourg Intermediate Holdings S.à.R.L., or Herbalife International, Inc. (collectively, the "Designated Subsidiaries") to refinance, redeem, repurchase or repay Herbalife International, Inc.'s 11 3/4% Series B Senior Subordinated Notes due 2010 (the "Herbalife Notes") or to incur additional indebtedness (other than certain permitted senior indebtedness) unless the Designated Subsidiaries and all of their respective subsidiaries that have guaranteed that indebtedness fully and unconditionally guarantee the Parent Notes. However, those documents governing the Parent Notes also provide that no such guarantee is required if, and for so long as, such guarantee would be restricted or prohibited by the terms of any permitted senior indebtedness of the Designated Subsidiaries. The terms of Herbalife's amended and restated credit agreement, which qualifies as permitted senior indebtedness under the documents governing the Parent Notes, currently restrict any such guarantee. Therefore, under the circumstances of the date of this report, no such guarantee would be required.

5.     CONTINGENCIES

        The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

        Herbalife is a defendant in a purported class action lawsuit pending in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife under various state and federal laws. As a result of recent rulings of the Court, only claims filed under federal securities law remain. The Company understands that the plaintiffs have refiled certain state law claims in the Superior Court of the State of California, County of San Francisco. The Company has not been served with a complaint. The parties are in discussion regarding a possible settlement but no binding settlement agreement has yet been reached. The Company believes that it has meritorious defenses to the suit.

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

6.     COMPREHENSIVE INCOME

        Comprehensive income is summarized as follows: (in millions)

	Three Months Ending
	March 31, 2003	March 31, 2004
Net income (loss)	$18.6	$17.3
Unrealized gain (loss) on derivative instruments	(2.8)	1.9
Reclassification adjustments for gain (loss) on derivative instruments	2.3	(1.1)
Foreign currency translation adjustment	0.5	(0.1)

Comprehensive income (loss)	$18.6	$18.0

        The net change on derivative instruments represents the fair value changes caused by marking to market these instruments on March 31, 2004. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities of foreign subsidiaries into US dollars.

7.     SEGMENT INFORMATION

        The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one reportable segment as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

        The Company has operations throughout the world and is organized and managed by geographic area. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers sold to, the methods used to distribute the products, and the nature of the regulatory environment. However, the Company does recognize revenue from sales to distributors in four geographic regions: The Americas, Europe, Asia/Pacific Rim and Japan.

	Three Months Ended
	March 31, 2003	March 31, 2004
Net Sales:
United States	$66.8	$64.2
Japan	35.5	29.9
Others	177.7	230.0

Total net sales	$280.0	$324.1

Operating Margin:
United States	$29.6	$27.6
Japan	17.3	15.3
Others	76.7	101.7

Total operating margin	$123.6	$144.6

Marketing, distribution, and administrative expense	$84.3	$107.9
Interest expense (income), net	8.3	9.2

Income before income taxes	31.0	27.5
Income taxes	12.4	10.2

Net income	$18.6	$17.3

Net sales by product line:
Weight management	$119.7	$142.1
Inner nutrition	123.1	139.3
Outer Nutrition®	26.2	29.6
Literature, promotional and other	11.0	13.1

Total net sales	$280.0	$324.1

Net sales by geographic region:
The Americas	$100.2	$111.3
Europe	105.9	136.7
Asia/Pacific Rim	38.4	46.1
Japan	35.5	30.0

Total net sales	$280.0	$324.1

	December 31, 2003	March 31, 2004
Total Assets:
United States	$589.2	$555.0
Japan	62.9	55.2
Others	240.1	257.8

Total assets	$892.2	$868.0

8.     POLICY FOR STOCK BASED COMPENSATION

        Accounting for Stock Based Compensation.    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results.

        The Company has two stock based employee compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan ("The Management Plan") and WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan ("The Independent Directors Plan"). The Management Plan provides for the grant of options to purchase common shares of WH Holdings to members of management of Herbalife following the merger. The Independent Directors Plan provides for the grant of options to purchase common shares of WH Holdings to independent directors of WH Holdings.

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

        The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
(in millions)	March 31, 2003	March 31, 2004
Net income as reported	$18.6	$17.3
Add: Stock-based employee compensation expense included in reported net income	$—	$0.3
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	$(0.3)	$(0.2)

Pro forma net income	$18.3	$17.4

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

        The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at March 31, 2004 and March 31, 2003, the maximum length of time over which the Company is hedging these exposures is approximately one year. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. There is no ineffective portion for the three months ended March 31, 2004 and March 31, 2003. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income ("OCI"). At March 31, 2004, the net loss in OCI was $0.6 million. Substantially, all of the OCI amounts will be reclassified to earnings within 12 months.

10.   RESTRUCTURING RESERVE

        As of the date of the Merger, the Company implemented a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Merger. The accrued severance is for identified employees including executives, corporate functions and administrative support.

        The following table summarizes the activity in the Company's restructuring accrual: (in millions)

Balance at December 31, 2003	$2.5
Additional accrual	—
Cash payments	(0.3)

Balance at March 31, 2004	$2.2

        The Company expects to pay these restructuring costs through 2005.

11.   SUPPLEMENTAL INFORMATION

        The consolidated financial statement data as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003, respectively have been aggregated by entities that guarantee the Senior Subordinated Notes (the "Guarantors") and entities that do not guarantee the Senior Subordinated Notes (the "Non-Guarantors"). The Guarantors include the Parent, Lux Holdings, Lux Intermediate, Herbalife Lux (collectively, the "Parent Guarantors") and Herbalife's operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (except for Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the "Subsidiary Guarantors"). All other subsidiaries are Non-Guarantors. Herbalife International, Inc. is the borrower of the Senior Subordinated Notes.

        Consolidating condensed unaudited statements of income for guarantors and non-guarantors for the three months ended March 31, 2004 and March 31, 2003 are summarized as follows: (in millions)

	Three Months Ended March 31, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$150.5	$—	$144.9	$83.9	$(55.2)	$324.1
Cost of sales	30.6	—	44.3	43.1	(54.4)	63.6
Royalty overrides	4.2	—	63.2	48.5	—	115.9
Marketing, distribution & administrative expenses	3.3	7.2	77.0	20.4	—	107.9
Equity in subsidiary (income) loss	(2.1)	0.7	(0.8)	—	2.2	—
Interest expense—net	0.2	8.5	1.9	(1.4)	—	9.2
Intercompany charges	97.0	(21.9)	(37.0)	(38.1)	—	—

Income before income taxes	17.3	5.5	(3.7)	11.4	(3.0)	27.5
Income tax expense (benefit)	—	3.4	3.0	3.8	—	10.2

NET INCOME (LOSS)	$17.3	$2.1	$(6.7)	$7.6	$(3.0)	$17.3

	Three Months Ended March 31, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$246.5	$60.4	$(26.9)	$280.0
Cost of sales	—	—	55.0	28.7	(26.7)	57.0
Royalty overrides	—	—	63.1	36.4	—	99.5
Marketing, distribution & administrative expenses	—	2.4	63.4	18.5	—	84.3
Equity in subsidiary (income) loss	(18.6)	(24.3)	(0.4)	—	43.3	—
Interest expense—net	—	8.6	(0.3)	—	—	8.3
Intercompany charges	—	(2.2)	31.6	(29.4)	—	—

Income before income taxes	18.6	15.5	34.1	6.2	(43.5)	30.9
Income tax expense (benefit)	—	(3.1)	13.5	1.9	—	12.3

NET INCOME	$18.6	$18.6	$20.6	$4.3	$(43.5)	$18.6

        Consolidating condensed unaudited balance sheet data for guarantors and non-guarantors as of March 31, 2004 and December 31, 2003 are summarized as follows: (in millions)

	March 31, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$9.9	$0.1	$64.5	$45.8	$—	$120.3
Receivables	—	3.1	23.1	11.0	(3.2)	34.0
Intercompany receivables	(6.4)	162.4	(73.6)	(82.4)	—	—
Inventories	27.4	—	26.4	16.9	(6.6)	64.1
Other current assets	8.0	1.4	19.8	4.2	—	33.4

Total current assets	38.9	167.0	60.2	(4.5)	(9.8)	251.8
Property net	1.9	0.4	38.4	5.0	—	45.7
OTHER NON-CURRENT ASSETS	67.9	436.2	130.8	68.6	(133.0)	570.5

TOTAL ASSETS	$108.7	$603.6	$229.4	$69.1	$(142.8)	$868.0

CURRENT LIABILITIES:
Accounts payable	$8.3	$—	$9.9	$5.0	$—	$23.2
Royalties overrides	(0.9)	—	40.6	28.8	—	68.5
Accrued compensation and expenses	13.4	3.9	46.8	15.4	—	79.5
Other current liabilities	3.7	2.5	55.6	4.4	(3.1)	63.1

Total current liabilities	24.5	6.4	152.9	53.6	(3.1)	234.3
NON-CURRENT LIABILITIES	(0.2)	353.3	(0.6)	0.7	—	353.2
STOCKHOLDER'S EQUITY	84.4	243.9	77.1	14.8	(139.7)	280.5

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$108.7	$603.6	$229.4	$69.1	$(142.8)	$868.0

	December 31, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$13.8	$0.1	$92.5	$40.6	$—	$147.0
Receivables	—	—	24.4	7.5	—	31.9
Intercompany receivables	(23.3)	196.7	(89.4)	(84.0)	—	—
Inventories	26.0	—	23.9	15.0	(5.5)	59.4
Other current assets	2.2	(2.5)	26.9	3.4	—	30.0

Total current assets	18.7	194.3	78.3	(17.5)	(5.5)	268.3
Property, net	2.1	0.3	37.7	5.3	—	45.4
OTHER NON-CURRENT ASSETS	65.8	448.9	129.8	68.5	(134.5)	578.5

TOTAL ASSETS	$86.6	$643.5	$245.8	$56.3	$(140.0)	$892.2

CURRENT LIABILITIES:
Accounts payable	$8.2	$—	$11.9	$3.8	$—	$23.9
Royalties overrides	0.7	—	45.7	30.1	—	76.5
Accrued compensation and expenses	10.2	8.7	44.7	15.2	—	78.8
Other current liabilities	0.4	41.1	55.6	1.5	—	98.6

Total current liabilities	19.5	49.8	157.9	50.6	—	277.8
NON-CURRENT LIABILITIES	0.3	351.9	(1.0)	0.7	—	351.9
STOCKHOLDER'S EQUITY	66.8	241.8	88.9	5.0	(140.0)	262.5

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$86.6	$643.5	$245.8	$56.3	$(140.0)	$892.2

        Consolidating condensed unaudited statement of cash flows data for guarantors and non-guarantors for the three months ended March 31 2004 and March 31, 2003 is summarized as follows: (in millions)

	Three Months Ended March 31, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$(1.7)	$39.5	$(7.3)	$7.5	$(13.3)	$24.7
Net cash provided by (used in) investing activities	(0.8)	4.7	(15.5)	(3.1)	9.9	(4.8)
Net cash provided by (used in) financing activities	—	(44.3)	(5.5)	1.4	3.4	(45.0)
Effect of exchange rate changes on cash	(1.3)	—	0.3	(0.6)	—	(1.6)
Cash at beginning of period	13.7	0.2	92.5	40.6	—	147.0

Cash at end of period	$9.9	$0.1	$64.5	$45.8	$—	$120.3

	Three Months Ended March 31, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$18.6	$19.6	$(0.8)	$10.7	$(50.1)	$(2.0)
Net cash provided by (used in) investing activities	(18.6)	(19.8)	3.0	0.3	45.0	9.9
Net cash provided by (used in) financing activities	—	—	(5.6)	(1.6)	5.1	(2.1)
Effect of exchange rate changes on cash	—	—	(0.1)	0.2	—	0.1
Cash at beginning of period	—	0.5	38.2	25.5	—	64.2

Cash at end of period	$—	$0.3	$34.7	$35.1	$—	$70.1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

        The accompanying financial information contain all adjustments consisting of normal recurring adjustments, necessary to present fairly our financial statements as of March 31, 2004 and for the three months ended March 31, 2003 and March 31, 2004. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

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

        We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance compared to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill of the reporting unit compared to its carrying value. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill, other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset. To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

        Contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our financial condition and operating results.

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

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS 150 did not have a material effect on our consolidated financial returns.

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

        The FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities" in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is it the primary beneficiary. The adoption of FIN 46 and FIN 46-R had no impact on its financial position, results of operations, or cash flows.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. We do not have any material guarantees that require disclosure under FIN 45.

        FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002

        For the year ended December 31, 2003 and the quarter ended March 31, 2004, we have not entered into any guarantees within the scope of FIN 45.

General

        We are a worldwide marketer of weight management, inner nutrition and Outer Nutrition® products that support our customers' wellness and healthy lifestyles. We market and sell these products through a global network marketing organization comprised of over one million independent distributors in 58 countries.

        "Retail sales" represent the gross sales amounts reflected on our invoices to our distributors. We do not receive the amount reported as "retail sales," and we do not monitor the actual retail prices charged for our products. "Product sales" represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts, referred to as "distributor allowances", which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. "Net Sales" represent product sales including handling and freight income. We utilize importers in a limited number of markets and, under some circumstances, we extend credit terms to these importers. Our "gross profit" consists of net sales less "cost of sales," consisting of the prices we pay to our manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

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

        Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped in accordance with our shipping terms. Advance sales deposits represent prepaid orders for which we have not shipped the merchandise.

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

Results of Operations

        The growing focus on good health and an increasing obesity throughout the world continue to provide an excellent opportunity for us to grow our business selling weight management products in addition to inner and outer nutritional products

        Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to attract and retain new distributors, further penetrate existing markets and introduce additional and new products into our markets.

Comparison of First Quarter 2004 to 2003

        For the three months ended March 31, 2004, net income decreased to $17.3 million from $18.6 million in 2003. Net sales for the three months ended March 31, 2004, increased 15.7% to $324.1 million from $280.0 million in 2003 helped by the appreciation of foreign currencies and in particular the Euro in addition to increased volume in many markets within Europe and The Americas. The impact from increased sales was offset primarily by a $23.6 million increase in operating expenses resulting from $5.5 million increase in amortization expense of intangibles, $4.0 million unfavorable impact from appreciation in foreign currencies and $7.2 million in increased labor costs. Excluding the impact from the additional pre-tax amortization expense related to the Merger of $5.5 million, income before taxes in 2004 would have increased approximately 7% compared to the same period in 2003. The improved result was attributed to increased sales in Europe, Brazil and Mexico partially offset by declines in Japan, South Korea and the US. We expect our worldwide sales in 2004 to be higher than 2003.

Sales by Geographic Regions

	Three Months Ended March 31,
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$161.6	$(77.0)	$84.6	$15.6	$100.2	$181.0	$(86.6)	$94.4	$16.9	$111.3	11.1%
Europe	173.3	(82.5)	90.8	15.1	105.9	223.6	(106.8)	116.8	19.9	136.7	29.1%
Asia/Pacific Rim	61.7	(27.8)	33.9	4.5	38.4	75.5	(34.8)	40.7	5.4	46.1	20.1%
Japan	60.5	(29.4)	31.1	4.4	35.5	51.2	(24.9)	26.3	3.7	30.0	(15.5)%

Total	$457.1	$(216.7)	$240.4	$39.6	$280.0	$531.3	$(253.1)	$278.2	$45.9	$324.1	15.7%

        Net sales in The Americas increased $11.1 million or 11.1% for the three months ended March 31, 2004 compared to the same period in 2003. In local currency, net sales increased by 7.7%. The increase was a result of sales growth in both Brazil and Mexico of $7.5 million and $4.5 million, respectively, partly offset by a $2.7 million decline in the US. During the months of February and March sales in the US improved compared to last year. Our goal is to continue efforts to revitalize the US market through new product introductions such as ShapeWorks and Garden 7, enhancing Distributor business tools, open local sales centers and implementation of distributor leadership initiatives.

        Net sales in Europe increased $30.8 million or 29.1% for the three months ended March 31, 2004 compared to the same period in 2003. In local currency net sales increased 12.7% as compared to 2003. The appreciation of the Euro and other European currencies was a major reason for the overall increased sales. Also, sales in many countries like Belgium, France, Netherlands, Portugal, Spain, Switzerland and Turkey recorded significant volume growth. In April of 2004 we strengthened our presence in Russia and Greece by expanding our distributor services by taking over the management of product distribution, which was previously handled through third party importers.

        Net sales in Asia/Pacific Rim increased $7.7 million or 20.1% for the three months ended March 31, 2004 compared to the same period in 2003. In local currency, net sales increased 14.8%. The sales increase was due to a $5.2 million or 49.9% increase in Taiwan partly offset by a $3.4 million or 28.7% decrease in South Korea. During 2003 we implemented several new initiatives to help stem a sales decline by making improvements to distribution arrangements, introducing new Internet tools and several new products. These initiatives have helped stabilize sales beginning in the second half of 2003 with net sales of approximately $9 million for each quarter. We expect South Korea's sales to remain at this level.

        Net sales in Japan decreased $5.5 million, or 15.5% for the three months ended March 31, 2004 compared to the same period in 2003. In local currency, net sales in Japan decreased 19.4%. The decline in the Japanese market over the last four years has continued due to strong competition and limited product launches. In 2004 it is our continued goal to revitalize the Japanese market through new product introductions, enhancing Distributor business tools, and implementing distributor leadership initiatives and training to rebuild a positive momentum.

Sales by Product Category

	Three Months Ended March 31,
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
Weight Management	$200.7	$(98.4)	$102.3	$17.4	$119.7	$239.0	$(117.6)	$121.4	$20.7	$142.1	18.7%
Inner Nutrition	206.7	(101.5)	105.2	17.9	123.1	234.5	(115.4)	119.1	20.2	139.3	13.2%
Outer Nutrition®	43.9	(21.5)	22.4	3.8	26.2	49.9	(24.6)	25.3	4.3	29.6	13.0%
Literature, Promotional and Other	5.8	4.7	10.5	0.5	11.0	7.9	4.5	12.4	0.7	13.1	19.1%

Total	$457.1	$(216.7)	$240.4	$39.6	$280.0	$531.3	$(253.1)	$278.2	$45.9	$324.1	15.7%

        For the three months ended March 31, 2004, net sales of weight management, inner nutrition and outer nutrition products increased 18.7%, 13.2% and 13.0%, respectively.

        Gross Profit.    Gross profit was $260.4 million for the three months ended March 31, 2004 compared to $223.1 million in the same period in 2003. As a percentage of net sales, gross profit for the period ended March 31, 2004 increased from 79.7% to 80.4% as compared to the prior period. The slight increase in gross profit reflected a reduction in the inventory provision for slow moving and anticipated obsolescence as a result of better inventory management, lower freight and duty expenses, and the favorable impact of stronger foreign currencies. We expect the gross margin to be maintained at the current level for the remainder of 2004.

        Royalty Overrides.    Royalty overrides as a percentage of net sales were 35.8% for the three months ended March 31, 2004 as compared to 35.5% in the same period in 2003. The ratio varies slightly from period to period primarily due to changes in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

        Marketing, Distribution, and Administrative Expenses.    Marketing, distribution, and administrative expenses as a percentage of net sales were 33.3% for the three months ended March 31, 2004, as compared to 30.1% in the same period of 2003. For the three months ended March 31, 2004, these expenses increased $23.6 million to $107.9 million from $84.3 million in the same period in 2003. The increase included $6.4 million amortization expense of intangibles in 2004 compared to $0.9 million in 2003. The increase was due to the final allocation of purchase price in connection with the merger during the third quarter of 2003. In addition, marketing, distribution, and administrative expenses were unfavorably impacted by the appreciation of foreign currencies of $4.0 million, higher labor costs of $4.6 million, a bonus relating to a refinancing transaction of $2.6 million, and higher promotional expenses of $2.9 million reflecting timing differences. We currently expect our 2004 marketing, distribution and administration expenses to increase approximately 5% over 2003, primarily due to the continued impact of the appreciation of foreign currencies and the timing of certain sales and marketing events.

        Net Interest Expense.    Net interest expense was $9.2 million for the three months ended March 31, 2004 as compared to $8.3 million in the same period in 2003.

        Income Taxes.    Income taxes were $10.2 million for the three months ended March 31, 2004 as compared to $12.4 million for the same period in 2003. As a percentage of pre-tax income, the estimated annual effective income tax rate was 37.0% for 2004 and 39.7% for 2003. The decline in the effective income tax rate was caused by several factors including primarily a change in the mix of income earned in high-taxed and low-taxed jurisdictions.

        Foreign Currency Fluctuations.    Currency fluctuations had a favorable impact of $4.1 million on net income for the three months ended March 31, 2004 when compared to what current year net income would have been using last year's foreign exchange rates. For the three months ended March 31, 2004, the regional effects were a favorable $0.7 million in The Americas, an unfavorable $0.9 million in Japan, and a favorable $3.4 million in Europe; and no material impact in the Pacific Rim.

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. A substantial decrease in sales of our products would reduce the availability of funds.

        For the three months ended March 31, 2004, we generated $24.7 million from operating cash flows compared to the use of $2.0 million in the same period in 2003. The increase in cash generated from operations is primarily related to changes in working capital, which was primarily due to payments of severance, deferred compensation liability, and debt interests in the first quarter of 2003

        Capital expenditures including capital leases for the three months ended March 31, 2004 were $5.4 million compared to $2.7 million in the same period in 2003. The majority of these expenditures represented investments in management information systems, office facilities and equipment in the United States.

        As of March 31, 2004, we had working capital of $17.6 million. Cash and cash equivalents were $120.3 million at March 31, 2004, compared to $147.0 million at December 31, 2003. Our cash in addition to liquidity provided from future operating cash flows and a revolving credit facility of $25 million are expected to be sufficient to meet our working capital requirements for the foreseeable future.

        In connection with the Acquisition, we consummated certain related financing transactions included Herbalife's issuance of its 11 3/4% Senior Subordinated Notes due 2010 in the amount of $165 million, and entering into Herbalife's Senior Credit Facility, consisting of a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million.

        In March 2004, the Company and its lenders amended the Credit Agreement dated as of July 31, 2002 among Herbalife International, Inc., as Borrower, WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Holdings S.á.R.L. (formerly known as WH Luxembourg CM S.á.R.L.), and the Subsidiary Guarantors Party thereunto, as Guarantors, the Lenders Party thereto, Rabobank International, General Electric Capital Corporation, UBS Securities, LLC, and UBS AG, Stamford Branch (the "Credit Agreement"). Under the terms of the amendment, we made a prepayment of $40.0 million. In connection with this prepayment, the lenders waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also included a lower interest rate margin, increased capital spending allowance, and the ability for our parent company to complete a recapitalization. Our debt agreement has a provision that requires us to make annual payments to the extent of excess cash flow, as defined. The schedule of the principal payments was also modified so that we were obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

        On March 8, 2004, WH Holdings (Cayman Islands) Ltd., our immediate parent company and the ultimate parent company in our holding company structure, completed a $275 million bond financing transaction in connection with a recapitalization of the company. The documents governing the notes issued by our parent company in that transaction (the "Parent Notes") provide that our parent company will not permit us, WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L. or Herbalife International, Inc. (collectively, the "Designated Subsidiaries") to refinance, redeem, repurchase or repay Herbalife International, Inc.'s 11 3/4% Series B Senior Subordinated Notes due 2010 (the "Herbalife Notes") or to incur additional indebtedness (other than certain permitted senior indebtedness) unless the Designated Subsidiaries and all of their respective subsidiaries that have guaranteed that indebtedness fully and unconditionally guarantee the Parent Notes. However, those documents governing the Parent Notes also provide that no such guarantee is required if, and for so long as, such guarantee would be restricted or prohibited by the terms of any permitted senior indebtedness of the Designated Subsidiaries. The terms of Herbalife's amended and restated credit agreement, which qualifies as permitted senior indebtedness under the documents governing the Parent Notes, currently restrict any such guarantee. Therefore, under the circumstances as of the date of this report, no such guarantee would be required.

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

        For a discussion of certain contingencies that may impact liquidity and capital resources, see Note 5 in the Notes to Consolidated Financial Statements included herein.

        We expect that funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the notes and the senior credit faculties. There can be no assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the notes, or to fund our other liquidity needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, we use derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures.

        We have adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.'

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

        The following table provides information about the details of our option contracts at March 31, 2004.

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in millions)		(in millions)
Purchased Puts (We may sell Yen/Buy USD)
Japanese Yen	$10.5	103.65-107.62	$0.1	Apr-Jun 2004
Japanese Yen	$10.5	103.34-107.25	$0.2	July-Sep 2004
Japanese Yen	$10.5	102.98-106.80	$0.2	Oct-Dec 2004
Purchased Puts (We may sell Euro/Buy USD)
Euro	$9.2	1.1588-1.1881	$—	Apr-Jun 2004
Euro	$5.5	1.1564-1.1579	$—	Jul-Sep 2004
Euro	$5.5	1.1550-1.1558	$0.1	Oct-Dec 2004

        Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts is based on third-party bank quotes.

        The following table provides information about the details of our forward contracts at March 31, 2004.

Foreign Currency	Contract Date	Forward Position	Maturity Date	Contract Rate	Fair Value
		(in millions)			(in millions)
Buy TWD Sell EURO	3/1/2004	$2.5	4/1/2004	41.3670	$2.6
Buy TWD Sell EURO	3/1/2004	$1.0	4/1/2004	41.2750	$1.0
Buy CAD Sell EURO	3/1/2004	$1.1	4/1/2004	1.6651	$1.1
Buy DKK Sell EURO	3/1/2004	$0.8	4/1/2004	7.4503	$0.8
Buy AUD Sell EURO	3/1/2004	$3.8	4/1/2004	1.6142	$3.8
Buy SEK Sell EURO	3/1/2004	$0.8	4/1/2004	9.2429	$0.8
Buy NOK Sell EURO	3/1/2004	$0.8	4/1/2004	8.6800	$0.9
Buy GBP Sell USD	3/22/2004	$3.3	4/23/2004	1.8440	$3.3
Buy SEK Sell USD	3/22/2004	$1.6	4/23/2004	7.4582	$1.6
Buy JPY Sell USD	3/22/2004	$18.8	4/23/2004	106.8000	$19.3
Buy EURO Sell USD	3/22/2004	$1.0	4/23/2004	1.2360	$1.0
Buy EURO Sell RUB	3/22/2004	$3.7	4/23/2004	35.3850	$3.9

        All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2004, the total amount of foreign subsidiary cash was $72.7 million, of which $7.7 million was invested in U.S. dollars.

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

        The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of March 31, 2004. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at March 31, 2004. Interest rate risk related to the our capital leases is not significant.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (in millions)	—	—	—	—	—	$158.2	$158.2	$184.8
Average Interest Rate						11.75%
Variable Rate (in millions)	$13.1	$17.4	$17.4	$17.4	$10.2	$—	$75.5	$75.5
Average Interest Rate	3.67%	3.67%	3.67%	3.67%	3.67%

        Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate. It provides protection in the event the LIBOR rates increases beyond the cap rate. The table below describes the interest rate cap that was outstanding at March 31, 2004.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date
	(in millions)		(in millions)
Interest Rate Cap	$32.5	5%	$—	October 2005

Item 4. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Senior Vice President and Principal Finance and Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

FORWARD LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services of developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

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

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit Index:

Exhibit Number	Description	Page No./(Footnote)
2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)
3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)
10.1	The Company's 1991 Stock Option Plan, as amended	(4)
10.2	The Company's 1992 Executive Incentive Compensation Plan, as amended	(1),(4)
10.3	Form of Individual Participation Agreement relating to the Company's Executive Compensation Plan	(1)
10.4	Form of Indemnity Agreement between the Company and certain officers and directors of the Company	(1)
10.5	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996	(2),(4),(5)
10.6	Office lease agreement between the Company and State Teacher's Retirement System, dated July 20, 1995	(3)
10.7	The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.8	The Company's Management Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.9	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996	(3)
10.10	The Company's 401K Plan, as amended	(3)
10.11	The Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.12	The Company's 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.13	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc., and Clarification Re Paragraph 3(a) of Separation and General Release Agreement #	(12)
10.14	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler	(12)
10.15	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and UBS Warburg LLC	(12)
10.16	Registration Rights Agreement, dated as of June 27, 2002, by and among Holdings S.à.R.L., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and UBS Warburg LLC	(12)

10.17	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(12)
10.18	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)
10.19	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made an entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.'s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy.	(12)
10.20	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)
10.21	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife, Inc. and GGC Administration LLC	(14)
10.22	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd, Whitney Strategic Partners V, L.P., GGC Administration, LLC, Golden Gate Private Equity, Inc. CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC, and WH Investments Ltd.	(14)
10.23	Independent Director's Stock Option Plan of WH Holdings (Cayman Islands)	(14)
10.24	Executive Officer Stock Option Plan of WH Holdings (Cayman Islands) Ltd	(14)
10.25	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and each of the Subsidiary Guarantors	(14)
10.26	Employment agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.27	Employment agreement, dated as of March 10, 2003, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.28	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)

10.29	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)
10.30	WH Holdings (Cayman Islands) Ltd. Stock Option Plan, as restated	(19)
10.31	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)
10.32	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)
10.33	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)
10.34	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)
10.35	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)
10.36	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(17)
10.37	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(19)
10.38	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(19)
10.39	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(19)
14.1	Code of Ethics Business Guidelines Development and Distribution	(19)
16.1	Letter regarding Change in Certifying Accountant	(18)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(20)
31.2	Certification of Senior Vice President & Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to	(20)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)
Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(3)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4)
Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

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

(18)
Incorporated by reference to the Company's Current Report on Form 8-K, filed June 16, 2003.

(19)
Incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 2003.

(20)
Filed herewith.

#
Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004

WH INTERMEDIATE HOLDINGS LTD. (Registrant)
By:	/s/ WILLIAM D. LOWE William D. Lowe Senior Vice President & Principal Financial and Accounting Officer

QuickLinks

WH INTERMEDIATE HOLDINGS LTD. Index to Financial Statements and Exhibits Filed with the Quarterly Report of the Company on Form 10-Q For the Three Months ended March 31, 2004
PART I. FINANCIAL INFORMATION
  PART I. FINANCIAL INFORMATION
WH INTERMEDIATE HOLDINGS LTD. CONSOLIDATED BALANCE SHEETS (Unaudited)
WH INTERMEDIATE HOLDINGS LTD. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
WH INTERMEDIATE HOLDINGS LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
WH INTERMEDIATE HOLDINGS LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FORWARD LOOKING STATEMENTS
SIGNATURES