Form 10-Q
period 2004-09-30
WH INTERMEDIATE HOLDINGS LTD
filed 2004-11-15
CIK 1205298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐    No ☒

Number of shares of registrant’s common shares outstanding as of September 30, 2004 was 1.

* C/O Chief Financial Officer of Herbalife International, Inc.

WH INTERMEDIATE HOLDINGS LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Nine Months ended September 30, 2004

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

Forward Looking Statements

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31, 2003	September 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$147,010,000	$161,954,000
Receivables, net of allowance for doubtful accounts of $2,527,000 (2003) and $4,680,000 (2004), and including related party receivables of $323,000 (2003)	31,940,000	33,237,000
Inventories	59,397,000	77,751,000
Prepaid expenses and other current assets	20,825,000	30,597,000
Deferred income taxes	9,164,000	2,661,000
Total current assets	268,336,000	306,200,000

Property, at cost, net of accumulated depreciation and amortization of $17,607,000 (2003) and $25,529,000 (2004)	45,411,000	49,788,000
Deferred compensation plan assets	21,340,000	19,564,000
Other assets	5,795,000	6,603,000
Deferred financing costs, net of accumulated amortization of $10,060,000 (2003) and $14,718,000 (2004)	30,958,000	26,430,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $26,539,000 (2003) and $40,589,000 (2004)	29,661,000	15,611,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $9,491,000 (2003) and $13,917,000 (2004)	13,219,000	8,861,000
Goodwill	167,517,000	167,517,000
TOTAL	$892,237,000	$910,574,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,902,000	$22,308,000
Royalty overrides	76,522,000	75,984,000
Accrued compensation	19,127,000	22,714,000
Accrued expenses	59,668,000	70,773,000
Current portion of long term debt	72,377,000	22,411,000
Advance sales deposits	6,574,000	13,401,000
Income taxes payable	19,582,000	32,170,000
Total current liabilities	$277,752,000	$259,761,000

NON-CURRENT LIABILITIES:
Long term debt, net of current portion, including related party debt of $6,350,000 (2003) and $5,808,000 (2004)	214,912,000	211,464,000
Deferred compensation	22,442,000	13,706,000
Deferred income taxes	111,909,000	105,798,000
Other non-current liabilities	2,685,000	2,611,000
Total liabilities	$629,700,000	$593,340,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in-capital in excess of par value	192,776,000	192,776,000
Accumulated other comprehensive income	3,428,000	3,169,000
Retained earnings	66,333,000	121,289,000
Total shareholder’s equity	$262,537,000	$317,234,000

TOTAL	$892,237,000	$910,574,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30 2004

Product sales	$249,191,000	$274,671,000	$737,899,000	$831,329,000
Handling & freight income	41,200,000	45,138,000	121,409,000	136,692,000
Net sales	290,391,000	319,809,000	859,308,000	968,021,000
Cost of sales	58,987,000	68,961,000	174,349,000	198,824,000
Gross profit	231,404,000	250,848,000	684,959,000	769,197,000
Royalty overrides	104,971,000	111,978,000	307,962,000	342,366,000
Marketing, distribution & administrative expenses (including $1,650,000, $1,652,000, $7,127,000 and $5,171,000 of related party expenses for the three and nine months ended September 30, 2003 and 2004, respectively)	111,060,000	102,702,000	281,887,000	315,723,000
Operating income	15,373,000	36,168,000	95,110,000	111,108,000
Interest expense — net	9,772,000	7,138,000	26,566,000	23,460,000
Income before income taxes	5,601,000	29,030,000	68,544,000	87,648,000
Income taxes	2,241,000	11,004,000	27,418,000	32,693,000
NET INCOME	$3,360,000	$18,026,000	$41,126,000	$54,955,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,126,000	$54,956,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,953,000	34,287,000
Amortization of discount deferred financing costs	5,564,000	4,747,000
Deferred income taxes	1,539,000	491,000
Unrealized foreign exchange loss	1,534,000	389,000
Loss on repurchase of senior notes	1,368,000	-
Other	1,507,000	1,743,000
Changes in operating assets and liabilities:
Receivables	(8,116,000)	(2,657,000)
Inventories	6,008,000	(18,991,000)
Prepaid expenses and other current assets	(2,000)	(8,078,000)
Accounts payable	(355,000)	(1,532,000)
Royalty overrides	3,739,000	286,000
Accrued expenses and accrued compensation	(9,140,000)	15,286,000
Advance sales deposits	1,745,000	6,894,000
Income taxes payable	(2,961,000)	12,660,000
Deferred compensation liability	(9,948,000)	(8,736,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,561,000	91,745,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(9,509,000)	(16,810,000)
Proceeds from sale of property	39,000	27,000
Changes in marketable securities, net	1,280,000	—
Changes in other assets	(245,000)	(893,000)
Deferred compensation plan assets	10,868,000	1,776,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,433,000	(15,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from long-term debt	3,603,000	1,709,000
Principal payments on long-term debt	(15,483,000)	(59,072,000)
Repurchase of Senior Notes (net of payment on premium)	(5,681,000)	—
NET CASH USED IN FINANCING ACTIVITIES	(17,561,000)	(57,363,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,930,000	(3,538,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,363,000	14,944,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	147,010,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,564,000	$161,954,000

CASH PAID FOR:
Interest	$28,684,000	$22,187,000
Income taxes	$29,114,000	$20,930,000

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$5,876,000	$3,871,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION AND RECAPITALIZATION

Organization

WH Intermediate Holdings Ltd., a Cayman Islands exempted limited liability company (“Parent”), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L. a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife International”) on July 31, 2002 (the “Acquisition”).

WH Intermediate Holdings Ltd. and its subsidiaries are referred to collectively herein as the “Company”.  WH Intermediate Holdings Ltd. is a wholly owned subsidiary of WH Holdings (Cayman Islands) Ltd. (“Holdings”)

 Recapitalization

On October 1, 2004, Holdings filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) in connection with an initial public offering (the “IPO”).  Holdings is offering its common shares as part of a series of recapitalization transactions that it anticipates closing in connection with the consummation of the IPO as follows:

•                  a tender offer for any and all of the outstanding 11 3/4% senior subordinated notes due 2010, issued by Herbalife International which are referred to as the 11 3/4% Notes, and related consent solicitation to amend the indenture governing the  11 3/4% Notes;

•                  the redemption of 40% of its outstanding 9 1/2% notes due 2011, which are referred to as the 9 1/2% Notes;

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•                  the payment of a special $109.3 million cash dividend to the current shareholders of Holdings, subject to upward adjustment in the event the underwriters exercise their over-allotment option with respect to the IPO.  The new purchasers of Holdings' common shares in the IPO will not be entitled to participate in this special cash dividend; and

•                  the amendment of Holdings' Amended and Restated Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Holdings' common shares; (2) increase Holdings' authorized common shares to 500 million shares; and (3) increase Holdings' authorized preference shares to 7.5 million shares.

The closing of the IPO is conditioned upon the closing of Herbalife International’s new senior credit facility and the receipt by Herbalife International of tenders from holders of at least a majority of the outstanding aggregate principal amount of the 11 3/4% Notes.

2.         BASIS OF PRESENTATION

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the SEC’s Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Company’s financial statements as of and for the three and nine months ended September 30, 2004 include the Company, and all of its direct and indirect subsidiaries.  In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2003 and September 30, 2004.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.         TRANSACTIONS WITH RELATED PARTIES

The Company has entered into agreements with Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”) to pay monitoring fees for their management and other services and to pay for certain other expenses.  Under the monitoring fee agreements, the Company is obligated to pay an annual aggregate amount of up to $5.0 million, but not less than $2.5 million, to Whitney and Golden Gate for an initial period of ten years subject to the provisions in Herbalife International’s amended and restated credit agreement (the “Credit Agreement”).  For the three months ended September 30, 2003 and September 30, 2004, the Company expensed monitoring fees in the amount of $1.3 million and other expenses of $0.4 million for both periods.  For the nine months ended September

30, 2003, and September 30, 2004, the Company expensed monitoring fees in the amount of $3.8 million for both periods and other expenses of $3.4 million and $1.4 million, respectively.  As of September 30, 2004, Whitney affiliated companies held $4.8 million of the outstanding term loan balance under the Credit Agreement and senior executives of Whitney held $1.0 million of the “11 ¾% Notes”.

4.         LONG TERM DEBT

Long term debt consisted of the following (in millions):

	December 31, 2003	September 30, 2004
11 ¾% Notes	$158.2	$158.3
Borrowing under senior credit facility	119.8	66.7
Capital leases	5.5	6.7
Other debt	3.8	2.2
	287.3	233.9
Less: current portion	72.4	22.4
	$214.9	$211.5

In March 2004, the Company and its lenders amended the Credit Agreement dated as of July 31, 2002 among Herbalife International, Inc., as Borrower, Holdings, WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., Herbalife International Holdings S.à.R.L. (formerly known as WH Luxembourg CM S.à.R.L.), and the Subsidiary Guarantors Party thereunto, as Guarantors, the Lenders Party thereto, Rabobank International, General Electric Capital Corporation, UBS Securities, LLC, and UBS AG, Stamford Branch. Under the terms of the amendment, the Company made a prepayment of $40.0 million to reduce the outstanding amounts under the Credit Agreement. In connection with this prepayment, the lenders under the Credit Agreement waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003.  The amendment also lowered the interest rate to LIBOR plus a 2.5% margin, increased capital spending allowance under the Credit Agreement and permitted the Company’s parent company to complete a recapitalization.  The schedule of the principal payments was also modified so that the Company was obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

On March 8, 2004, Holdings, the Company’s immediate parent company completed a $275 million bond financing transaction in connection with a recapitalization of the Company.  The documents governing the notes issued by the Company’s parent company in that transaction (the “Parent Notes”) provide that the Company’s parent company will not permit us, WH Luxembourg Holdings S.à.R.L. WH Luxembourg Intermediate Holdings S.à.R.L., or Herbalife International, Inc. (collectively, the “Designated Subsidiaries”) to refinance, redeem, repurchase or repay the 11 ¾% Notes or to incur additional indebtedness (other than certain permitted senior indebtedness) unless the Designated Subsidiaries and all of their respective subsidiaries that have guaranteed that indebtedness fully and unconditionally guarantee the Parent Notes.  However, those documents governing the Parent Notes also provide that no such guarantee is required if, and for so long as, such guarantee would be restricted or prohibited by the terms of any permitted senior indebtedness of the Designated Subsidiaries. The terms of Herbalife’s amended and restated credit agreement, which qualifies as permitted senior indebtedness under the documents governing the Parent Notes, currently restrict any such guarantee. Therefore, under the circumstances of the date of this report, no such guarantee would be required.

5.         CONTINGENCIES

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife  International under various state and federal laws.  Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs.  Under the terms of the settlement, the Company (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such Newest Way to Wealth materials from the other defendants in this matter, and (iii) will offer rebates up to a maximum aggregate amount of $2 million on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter.  As of December 31, 2003, those amounts were adequately reserved in the Company’s financial statements.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife International had removed the lawsuit to federal court and the court has recently remanded the lawsuit to state court.  The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife International liable for the practices of its distributors.  More specifically, the plaintiffs’ complaint alleges that several of Herbalife’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices.  Herbalife’s distributors are independent contractors, and if any such distributors in fact violated the TCPA, they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state, and local laws.  The Company believes that it has meritorious defenses to the suit.

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

Certain of the Company’s subsidiaries have been subjected to tax audits by governmental authorities in their respective countries.  In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The aggregate amount of assessed taxes, penalties and interest to date is approximately $34.0 million.  The Company and its tax advisors believe that there are meritorious defenses to the allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges.

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material adverse effect on our financial condition or operating results.  This opinion is based on our belief that any losses we suffer in excess of amounts reserved would not be material, and that we have meritorious defenses.  Although we have reserved an amount that we believe represents the most likely outcome of the resolution of these disputes, if we are incorrect in our assessment we may have to pay the full amount assessed.

6.         COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30 2004
Net income	$3.4	$18.0	$41.1	$55.0
Unrealized gain (loss) on derivatives, net of taxinstruments	(0.4)	—	(3.4)	3.2
Reclassification adjustments for gain (loss) on derivatives, net of tax	0.4	—	3.2	(1.8)
Foreign currency translation adjustment, net of tax	1.2	0.5	3.0	(1.7)
Comprehensive income	$4.6	$18.5	$43.9	$54.7

The net change on derivative instruments represents, net of tax, the fair value of changes caused by marking to market these instruments on September 30, 2004. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities of foreign subsidiaries into US dollars.

7.         SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one reportable segment as defined under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company has operations in 59 countries throughout the world and is organized and managed by geographic region.  In the first Company’s quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the operating segments have similar operating characteristics and similar long term operating performance.  In making this determination, management believes that the operating segments are similar with regard to the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue reflects direct sales of products to distributors based on the distributors’ geographic location.  Sales attributed to the United States are the same as reported in the geographic operating information.

The Company’s geographic reporting information and sales by product line are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net Sales:
United States	$68.1	$61.4	$204.6	$194.9
Japan	27.9	22.4	90.2	73.9
Others	194.4	236.0	564.5	699.2
Total Net Sales	$290.4	$319.8	$859.3	$968.0

Operating Margin:
United States	$27.4	$24.8	$84.8	$77.2
Japan	13.2	12.4	43.5	39.3
Others	85.8	101.7	248.7	310.3
Total Operating Margin*	$126.4	$138.9	$377.0	$426.8

Marketing, distribution, and administrative expense	$111.0	$102.8	$281.9	$315.6
Interest expense (income), net	9.8	7.1	26.6	23.5
Income before income taxes	5.6	29.0	68.5	87.7
Income taxes	2.2	11.0	27.4	32.7
Net Income	$3.4	$18.0	$41.1	$55.0

Net sales by product line:
Weight management	$126.9	$137.4	$371.5	$419.5
Inner nutrition	126.1	138.5	374.9	415.9
Outer Nutrition®	24.0	28.3	75.9	86.0
Literature, promotional and other	13.4	15.6	37.0	46.6
Total Net Sales	$290.4	$319.8	$859.3	$968.0

Net sales by geographic region:
The Americas	$107.2	$116.1	$312.1	$343.5
Europe	114.2	127.5	337.1	401.6
Asia/Pacific Rim	41.1	53.8	120.0	149.0
Japan	27.9	22.4	90.1	73.9
Total Net Sales	$290.4	$319.8	$859.3	$968.0

	December 31, 2003	September 30, 2004
Total Assets:
United States	$589.2	$569.0
Japan	62.9	55.5
Others	240.1	286.1
Total Assets	$892.2	$910.6

*                 Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income.  Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years.  In order to achieve consistency among all countries, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis.  The impact  of this change for the three and nine months ended September 30, 2004, is a pretax benefit of approximately $2.4 million respectively.

8.         STOCK BASED COMPENSATION

The Company has two stock based employee compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“The Management Plan”) and the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“The Independent Directors Plan”).  The Management Plan provides for the grant of options to purchase common shares of Holdings to members of the Company’s management.  The Independent Directors Plan provides for the grant of options to purchase common shares of WH Holdings to the Company’s independent directors.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including the Financial Accounting Standard Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock option plans. Under this method, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeds the exercise price. SFAS 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
(in millions)	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004

Net income as reported	$3.4	$18.0	$41.1	$55.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.3	0.3	0.8
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(0.3)	(0.5)	(0.9)	(1.9)
Pro forma net income	$3.3	$17.8	$40.5	$53.9

9.         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company designates certain derivatives as cash flow hedges.  The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions.  The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options.  For the outstanding cash flow hedges on foreign exchange exposures at September 30, 2003 and September 30, 2004, the maximum length of time over which the Company is hedging these exposures is approximately one year.  The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan.  The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps.  There is no ineffective portion for the three and nine months ended September 30, 2003 and September 30, 2004.  For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”).  At September 30, 2004, the OCI balance was zero.

10.      RESTRUCTURING RESERVE

As of the date of the Acquisition, as defined herein, the Company implemented a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Acquisition.  The accrued severance is for identified employees including executives, corporate functions and administrative support.

The following table summarizes the activity in the Company’s restructuring accrual (in millions):

Balance at December 31, 2003	$2.5
Additional accrual	—
Cash payments	(1.5)
Balance at September 30, 2004	$1.0

The Company expects to pay these restructuring costs through 2005.

11.      SUPPLEMENTAL INFORMATION

The consolidated financial statement data as of September 30, 2004, and for the three and nine months ended September 30, 2003 and September 30, 2004, have been aggregated by entities that guarantee the 11¾% Notes (the “Guarantors”) and entities that do not guarantee the 11¾% Notes (the “Non-Guarantors”).  The Guarantors include the Parent, WH Luxembourg Holdings S.à.R.L. (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L. (“Lux Intermediate), Herbalife International Luxembourg S.à.R.L. (“Herbalife Lux”) formerly known as WH Luxembourg CM S.à.R.L. (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (except for Herbalife Investment Co., LLC International), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”).  All other subsidiaries are Non-Guarantors.  Herbalife International, Inc. is the issuer of the 11 ¾% Notes.  Consolidating condensed unaudited statements of income for Guarantors and Non-Guarantors for the three months and nine months ended September 30, 2003 and September 30, 2004 are summarized as follows (in millions):

	Three Months Ended September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$253.1	$69.4	$(32.1)	$290.4
Cost of sales	—	—	56.5	35.1	(32.6)	59.0
Royalty overrides	—	—	63.9	41.0	—	104.9
Marketing, distribution & administrative expenses	0.9	28.0	63.2	19.0	—	111.1
Equity in subsidiary (income) loss	(4.6)	(27.9)	(0.6)	—	33.1	—
Interest expense — net	—	10.0	(0.2)	—	—	9.8
Intercompany charges (income) expense	—	(2.5)	35.8	(33.3)	—	—
Income (loss) before income taxes	3.7	(7.6)	34.5	7.6	(32.6)	5.6
Income tax expense (benefit)	—	(11.8)	11.8	2.2	—	2.2
NET INCOME (LOSS)	$3.7	$4.2	$22.7	$5.4	$(32.6)	$3.4

	Three Months Ended September 30, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$149.5	$—	$150.9	$93.9	$(74.5)	$319.8
Cost of sales	38.1	—	53.7	47.1	(69.9)	69.0
Royalty overrides	5.5	—	58.0	48.4	—	111.9
Marketing, distribution & administrative expenses	5.0	6.6	70.6	20.6	—	102.8
Equity in subsidiary (income) loss	(20.7)	(9.5)	(1.0)	—	31.2	—
Interest expense — net	0.2	7.1	0.3	(0.5)	—	7.1
Intercompany charges (income) expense	103.0	(27.1)	(43.0)	(32.9)	—	—
Income before income taxes	18.4	22.9	12.3	11.2	(35.8)	29.0
Income tax expense (benefit)	—	3.3	5.2	2.5	—	11.0
NET INCOME (LOSS)	$18.4	$19.6	$7.1	$8.7	$(35.8)	$18.0

	Nine Months Ended September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$749.4	$198.2	$(88.3)	$859.3
Cost of sales	—	—	166.1	97.5	(89.3)	174.3
Royalty overrides	—	—	189.6	118.4	—	308.0
Marketing, distribution & administrative expenses	1.4	32.6	190.1	57.8	—	281.9
Equity in subsidiary (income) loss	(42.9)	(77.4)	(1.7)	—	122.0	—
Interest expense — net	—	27.3	(0.7)	—	—	26.6
Intercompany charges (income) expense	—	(7.6)	103.9	(96.3)	—	—
Income before income taxes	41.5	25.1	102.1	20.8	(121.0)	68.5
Income tax expense (benefit)	—	(17.5)	38.9	6.0	—	27.4
NET INCOME (LOSS)	$41.5	$42.6	$63.2	$14.8	$(121.0)	$41.1

	Nine Months Ended September 30, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$443.5	$—	$448.0	$271.2	$(194.7)	$968.0
Cost of sales	96.5	—	149.9	138.9	(186.5)	198.8
Royalty overrides	13.2	—	181.2	147.9	—	342.3
Marketing, distribution & administrative expenses	10.2	21.5	221.0	63.0	—	315.7
Equity in subsidiary (income) loss	(49.8)	(20.0)	(2.6)	—	72.4	—
Interest expense — net	0.9	22.0	2.7	(2.1)	—	23.5
Intercompany charges (income) expense	317.3	(90.7)	(119.5)	(107.1)	—	—
Income before income taxes	55.2	67.2	15.3	30.6	(80.6)	87.7
Income tax expense (benefit)	0.1	18.4	5.7	8.5	—	32.7
NET INCOME (LOSS)	$55.1	$48.8	$9.6	$22.1	$(80.6)	$55.0

Consolidating condensed unaudited balance sheet data for Guarantors and Non-Guarantors as of September 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	September 30, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$5.2	$0.1	$112.0	$44.7	$—	$162.0
Receivables	0.4	6.5	22.1	10.7	(6.5)	33.2
Intercompany receivables (payables)	(14.1)	226.3	(140.9)	(71.3)	—	—
Inventories	33.6	—	38.0	20.0	(13.8)	77.8
Other current assets	14.0	1.3	14.3	3.6	—	33.2
Total current assets	39.1	234.2	45.5	7.7	(20.3)	306.2
Property net	1.7	0.6	42.1	5.4	—	49.8
OTHER NON-CURRENT ASSETS	115.7	421.4	136.9	69.1	(188.5)	554.6
TOTAL ASSETS	$156.5	$656.2	$224.5	$82.2	$(208.8)	$910.6

CURRENT LIABILITIES:
Accounts payable	$9.7	$—	$9.9	$2.7	$—	$22.3
Royalties overrides	1.3	—	45.2	29.5	—	76.0
Accrued compensation and expenses	18.9	3.9	51.3	19.4	—	93.5
Other current liabilities	5.6	13.9	47.7	7.1	(6.3)	68.0
Total current liabilities	35.5	17.8	154.1	58.7	(6.3)	259.8
NON-CURRENT LIABILITIES	(0.5)	347.8	(14.4)	0.7	—	333.6
STOCKHOLDER’S EQUITY	121.5	290.6	84.8	22.8	(202.5)	317.2
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$156.5	$656.2	$224.5	$82.2	$(208.8)	$910.6

	December 31, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$13.8	$0.1	$92.5	$40.6	$—	$147.0
Receivables	—	—	24.4	7.5	—	31.9
Intercompany receivables (payables)	(23.3)	196.7	(89.4)	(84.0)	—	—
Inventories	26.0	—	23.9	15.0	(5.5)	59.4
Other current assets	2.2	(2.5)	26.9	3.4	—	30.0
Total current assets	18.7	194.3	78.3	(17.5)	(5.5)	268.3
Property, net	2.1	0.3	37.7	5.3	—	45.4
OTHER NON-CURRENT ASSETS	65.8	448.9	129.8	68.5	(134.5)	578.5
TOTAL ASSETS	$86.6	$643.5	$245.8	$56.3	$(140.0)	$892.2

CURRENT LIABILITIES:
Accounts payable	$8.2	$—	$11.9	$3.8	$—	$23.9
Royalties overrides	0.7	—	45.7	30.1	—	76.5
Accrued compensation and expenses	10.2	8.7	44.7	15.2	—	78.8
Other current liabilities	0.4	41.1	55.6	1.5	—	98.6
Total current liabilities	19.5	49.8	157.9	50.6	—	277.8
NON-CURRENT LIABILITIES	0.3	351.9	(1.0)	0.7	—	351.9
STOCKHOLDER’S EQUITY	66.8	241.8	88.9	5.0	(140.0)	262.5
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$86.6	$643.5	$245.8	$56.3	$(140.0)	$892.2

Consolidating condensed unaudited statement of cash flows data for Guarantors and Non-Guarantors for the nine months ended September 30, 2004 and September 30, 2003 is summarized as follows (in millions):

	Nine Months Ended September 30, 2003
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by operating activities	$61.3	$66.1	$45.5	$31.9	$(127.2)	$77.6
Net cash provided by (used in) investing activities	(43.2)	(52.0)	(0.2)	(2.1)	99.9	2.4
Net cash used in financing activities	—	(14.4)	(14.7)	(15.9)	27.4	(17.6)
Effect of exchange rate changes on cash	—	—	2.0	1.9	—	3.9
Cash at beginning of period	0.1	0.4	38.3	25.5	(0.1)	64.2
Cash at end of period	$18.2	$0.1	$70.9	$41.3	$—	$130.5

	Nine Months Ended September 30, 2004
	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by operating activities	$42.2	$48.0	$71.9	$10.0	$(80.4)	$91.7
Net cash provided by (used in) investing activities	(48.6)	5.0	(21.4)	(2.2)	51.4	(15.8)
Net cash used in financing activities	—	(53.0)	(30.6)	(2.7)	29.0	(57.3)
Effect of exchange rate changes on cash	(2.2)	—	(0.4)	(1.0)	—	(3.6)
Cash at beginning of period	13.8	0.1	92.5	40.6	—	147.0
Cash at end of period	$5.2	$0.1	$112.0	$44.7	$—	$162.0

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

WH Intermediate Holdings Ltd., a Cayman Islands exempted limited liability company (“Parent”), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries,  WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife International”) on July 31, 2002 (the “Acquisition”).

WH Intermediate Holdings Ltd. and its subsidiaries are referred to collectively herein as “we”, “our”, “ours”, or “us”.  WH Intermediate Holdings Ltd. is a wholly owned subsidiary of WH Holdings (Cayman Islands) Ltd. (“Holdings”).

Recapitalization

On October 1, 2004, Holdings filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) in connection with an initial public offering (the “IPO”).  Holdings is offering its common shares as part of a series of recapitalization transactions that it anticipates closing in connection with the consummation of the IPO as follows:

•                  a tender offer for any and all of the outstanding 11 3/4% senior subordinated notes due 2010, issued by Herbalife International which are referred to as the 11 3/4% Notes, and related consent solicitation to amend the indenture governing the  11 3/4% Notes;

•                  the redemption of 40% of its outstanding 9 1/2% notes due 2011, which are referred to as the 9 1/2% Notes;

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•                  the payment of a special $109.3 million cash dividend to the current shareholders of Holdings, subject to upward adjustment in the event the underwriters exercise their over-allotment option with respect to the IPO.  The new purchasers of Holdings' common shares in the IPO will not be entitled to participate in this special cash dividend; and

•                  the amendment of Holdings' Amended and Restated Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Holdings' common shares; (2) increase Holdings' authorized common shares to 500 million shares; and (3) increase Holdings' authorized preference shares to 7.5 million shares.

The closing of the IPO is conditioned upon the closing of Herbalife International’s new senior credit facility and the receipt by Herbalife International of tenders from holders of at least a majority of the outstanding aggregate principal amount of the 11 3/4% Notes.

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products.  We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle.  We are one of the largest network marketing companies in the world with net sales of approximately $1.2 billion for the year ended December 31, 2003.  We sell our products in 59 countries through a network of over one million independent distributors.  We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion have been the primary reasons for our success throughout our 24-year operating history.

We offer products in three principal categories: weight management products, nutritional supplements which we refer to as “inner nutrition” and personal care products which we refer to as “Outer Nutrition®”.  Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products and the recruitment and retention of distributors.

The opportunities and challenges upon which we are most focused are driving recruitment and retention and improving distributor productivity by entering new markets, further penetrating existing markets, pursuing local distributor initiatives, introducing new products, developing niche market segments and further investing in our infrastructure.  We are continuing to strengthen the cooperation between senior management and distributor leadership to focus on these key initiatives.

A key non-financial measure we focus on is Volume Points on a Royalty Basis (hereafter “Volume Points”), which is essentially our weighted unit measure of product sales volume.  It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets.  In general, an increase in Volume Points in a particular region or country directionally indicates an increase in local currency net sales.

Volume Points by Geographic Region

	For the three months ended September 30,			For the nine months ended September 30,
	2003	2004	% change	2003	2004	% change
	(Volume Points in millions)
The Americas	171.1	192.6	12.6%	501.9	556.3	10.8%
Europe	127.9	133.5	4.4%	395.2	437.3	10.7%
Asia/Pacific Rim	54.8	73.3	33.8%	166.0	196.2	18.2%
Japan	23.6	16.5	(30.1)%	76.4	55.0	(28.0)%
Worldwide	377.4	415.9	10.2%	1,139.5	1,244.8	9.2%

Another key non-financial measure we focus on is the number of distributors qualified as supervisors under our compensation system.  Distributors qualify for supervisor status based on their Volume Points.  The growth in the number of supervisors is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or region.  Our compensation system requires each supervisor to re-qualify for such status each year, prior to February.  There is a significant variation in the number of supervisors from the fourth quarter to the first quarter of any given year due to the timing of the re-qualification process.  This fluctuation is normal and consistent, and will become more meaningful period to period throughout the year.

The following tables show trends in the number of supervisors over the reporting period by region, and fluctuations within each notable country are discussed in the net sales section below where pertinent.  In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months.  Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified.

Number of Supervisors by Geographic Region as of Reporting Period

	As of September 30,
	2003	2004	% change
The Americas	96,428	108,024	12.0%
Europe	75,485	94,064	24.6%
Asia/Pacific Rim	49,182	48,308	(1.8)%
Japan	23,272	16,056	(31.0)%
Worldwide	244,367	266,452	9.0%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,
	2003	2004*

The Americas	67,921	75,359
Europe	51,290	70,239
Asia/Pacific Rim	35,637	31,790
Japan	18,287	13,946
Worldwide	173,135	191,334

*                         In 2004 certain modifications were made to the requalifications resulting in approximately 19,000 additional supervisors.

Supervisors must re-qualify annually.  The requalification period covers the twelve months starting in February and ending the following January.  The number of supervisors by geographic region as of the reporting dates will normally be higher than the number of supervisors by geographic region as of the requalification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor in February.  Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year same period basis are good indicators of our recruiting and retention efforts in different geographic regions.

The value of the average monthly purchase of Herbalife products by our supervisors has remained relatively constant over time.  Consequently, increases in our sales are driven primarily by our retention of supervisors and by our recruitment and retention of distributors, rather than through increases in the productivity of our overall supervisor base.

Summary Financial Results

For the three and nine months ended September 30, 2004, net sales increased by 10.1% and 12.6%, respectively as compared to the same periods in 2003, driven by increases in all regions except for a decrease in Japan.  These increases resulted from a combination of an increase in the number of our supervisors, generally favorable foreign currency exchange rates, a comprehensive promotional program in Europe and the launch of new products, while the decrease in Japan was driven by factors including ineffective country management, limited product launches, and strong competition.

Net income for the three months ended September 30, 2004 was $18.0 million, which was $14.7 million higher than the prior-year same period. The increase in net income for the three months was primarily due to the 10.1% increase in net sales, an additional $26.3 million amortization of intangibles recorded in third quarter 2003 as a result of the final allocation of the purchase price from the Acquisition, the favorable impact of aged royalties, and the favorable impact of the appreciation of foreign currencies, offset by higher labor costs and promotional expenses.  Overall the appreciation of foreign currencies had a $0.9 million favorable impact on net income.

Net income for the nine months ended September 30, 2004 was $55.0 million, which was $13.8 million higher than the prior year same period. The increase in net income was primarily due to the 12.6% increase in net sales, the favorable impact of aged royalties and favorable impact of the appreciation of foreign currencies partially offset by higher promotional expenses and labor costs. Overall, the appreciation of foreign currencies had a $6.6 million favorable impact on net income.

Presentation

“Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “net sales”, which reflects distributor allowances and handling and freight income, is what the Company collects and recognizes as net sales in its financial statements.  We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded.  In addition, information in daily and monthly reports reviewed by our management relies on Retail Sales data.  However, such a measure is not in accordance with GAAP.  You should not consider Retail Sales in isolation from, nor is it a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.  A reconciliation of net sales to Retail Sales is presented below.  “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices.  Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty Overrides” are our most significant expense and consist of:

•                  royalty overrides, or commissions, and bonuses, which total approximately 15% and 7%, respectively, of the Retail Sales of weight management, inner nutrition, Outer Nutrition® and promotional products;

•                  the Mark Hughes Bonus payable to some of our most senior distributors in the aggregate amount of approximately 1% of Retail Sales of weight management, inner nutrition, Outer Nutrition® and promotional products; and

•                  other discretionary incentive cash bonuses to qualifying distributors.

Royalty Overrides are generally earned based on Retail Sales, and approximate in the aggregate about 23% of Retail Sales or approximately 35% of our net sales.  Royalty Overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of Retail Sales.  The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale.  Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above.  Consequently, the total distributor discount percentage may vary over time.  We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.  Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income.  Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years.  In order to achieve consistency among all countries, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis.  The impact  of this change for the three and nine months ended September 30, 2004 is a pretax benefit of approximately $2.4 million.

“Marketing, distribution and administrative expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

Most of our sales to distributors outside the United States are made in the respective local currencies.  In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates.  Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars.  Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions.  Throughout the last five years, foreign currency exchange rates have fluctuated significantly.  From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	20.3%	21.6%	20.3%	20.5%
Gross Profit	79.7%	78.4%	79.7%	79.5%
Royalty overrides	36.1%	35.0%	35.8%	35.4%
Marketing, distribution & administrative expenses	38.2%	32.1%	32.9%	32.6%
Operating income	5.4%	11.3%	11.0%	11.5%
Interest income (expense), net	(3.4)%	(2.2)%	(3.1)%	(2.4)%
Income before income taxes and minority interest	2.0%	9.1%	7.9%	9.1%
Income taxes	0.8%	3.4%	3.2%	3.4%
Net income	1.2%	5.7%	4.7%	5.7%

Net Sales

The following chart reconciles Retail Sales to net sales:

	Three Months Ended September 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$172.5	$(81.8)	$90.7	$16.5	$107.2	$190.2	$(91.5)	$98.7	$17.4	$116.1	8.3%
Europe	186.6	(88.8)	97.8	16.4	114.2	207.9	(99.1)	108.8	18.7	127.5	11.6%
Asia/Pacific Rim	67.0	(30.7)	36.3	4.8	41.1	87.8	(40.4)	47.4	6.4	53.8	30.9%
Japan	47.2	(22.8)	24.4	3.5	27.9	38.6	(18.8)	19.8	2.6	22.4	(19.7)%
Total	$473.3	$(224.1)	$249.2	$41.2	$290.4	$524.5	$(249.8)	$274.7	$45.1	$319.8	10.1%

	Nine Months Ended September 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$502.4	$(238.4)	$264.0	$48.1	$312.1	$557.9	$(266.0)	$291.9	$51.6	$343.5	10.1%
Europe	552.0	(263.0)	289.0	48.1	337.1	655.8	(313.0)	342.8	58.8	401.6	19.1%
Asia/Pacific Rim	193.8	(87.7)	106.1	13.9	120.0	243.7	(112.1)	131.6	17.4	149.0	24.2%
Japan	152.7	(73.9)	78.8	11.3	90.1	126.6	(61.6)	65.0	8.9	73.9	(18.0)%
Total	$1,400.9	$(663.0)	$737.9	$121.4	$859.3	$1,584.0	$(752.7)	$831.3	$136.7	$968.0	12.6%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate.  Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, ensure strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple.  Management uses the marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing which in turn affect net sales.  Such tools include corporate sales events -Extravaganzas and World Team Schools - where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities.  Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network.  The expenses for such programs are included in Marketing, Distribution and Administration expenses.  An example is the Barcelona Extravaganza held in August of 2004 and mentioned below.  We will generally see an increase in net sales immediately following a successful sales event.  The extent and the longevity of the net sales increase is driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations following these events.  Due to these factors, it is difficult to draw an exact quantitative conclusion about the long-term net sales impact of a sales event.  We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities.  These promotions have ranged from a laptop computer promotion to gift and vacation promotions for distributors that meet certain selling and recruiting goals.  The costs of these promotions are included in Marketing, Distribution and Administration expenses. A current example is the “Atlanta Challenge” discussed below.  As with sales events, it is not possible for us to draw a precise quantitative correlation between a successful promotion and a resultant long-term effect on net sales.

In contrast to the above, a country that does not receive new products for regulatory or other reasons, does not have active country management performing the above functions and does not have active distributor leadership building their organizations of distributors who are recruiting new distributors or retailing our product will most likely experience a decline in net sales.  Our role is to identify these issues and create and implement appropriate actions to address the specific deficiencies in that country.

Net sales in The Americas increased $8.9 million and $31.4 million, or 8.3% and 10.1%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales increased by 10.4% and 10.6% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had a negative impact of $2.2 million and $1.6 million, respectively, on net sales for the three and nine months ended September 30, 2004.  The increase was a result of net sales growth in Brazil and Mexico of $6.8 million and $6.3 million, or 67.8% and 31.5%, respectively, for the three months ended September 30, 2004 and $20.5 million and $14.7 million, or 78.9% and 26.4%, respectively, for the nine months ended September 30, 2004.  These countries continue to benefit from strong country and distributor leadership that focus on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in those countries.  Continued net sales growth in Brazil is evidenced by an increase in the number of supervisors of 57.8% at September 30, 2004, compared to the same period in 2003, which reflected this renewed emphasis on distributor and customer retention programs locally.  Continued net sales growth in Mexico is evidenced by an increase in the number of supervisors of 26.8% at September 30, 2004, compared to the same period in 2003, which also reflected a renewed emphasis on distributor and customer retention programs locally such as those described above, as well as the growth in Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products.    We estimate that between 35% and 45% of our net sales in Mexico now come from Nutrition Clubs.  Sales events planned for December of 2004 in both Mexico and Brazil are expected to help continue this positive recruiting and retention, and thus net sales, trend throughout 2004.  This was partly offset by a decline in net sales in the U.S. of $6.7 million and $9.8 million, or 9.8% and 4.8%, respectively, for the three and nine months ended September 30, 2004, as compared to the same periods in 2003.  This was evidenced by a 6.0% decrease in the number of supervisors at September 30, 2004 as compared to the same periods in 2003, with a similar volume point decrease when compared to the prior year same period.  This is a continuation of a downward trend in the U.S., although the decrease in 2004 is half the decrease experienced in the same period in 2003.  Contributing factors to this continued decline include distraction among senior distributor leadership related to the transition of the our new senior management team, strong competition from other direct selling companies and marketing difficulties experienced in early 2004 during the transition to the new ShapeWorks™ product line launched in March 2004.  We continue to address these issues through renewed communication, cooperation and partnership between senior distributor leadership and our management in the U.S.  Through regional “mini-extravaganza” sales events, the opening of a regional sales center in Dallas and a renewed cooperation and partnership amongst distribution leadership in the U.S., key markets in the U.S. such as New York, Miami, Houston and Atlanta have improved significantly since 2003.  Regional sales centers are small, walk up distribution centers that we are opening in key areas of the U.S. where we feel we are underdeveloped.  The walk up centers allow distributors to interact with us on a more personal basis and we believe they will assist distributors with their recruiting and retention efforts.  Management and senior distributor leadership will continue to focus on other key under-performing markets, including Los Angeles, Chicago, and Dallas utilizing sales events and promotions along with introducing recruiting, retention and retailing techniques used in Brazil and Mexico into the U.S. market.

Net sales in Europe increased $13.3 million and $64.5 million, or 11.6% and 19.1%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. In local currency net sales increased 3.9% and 9.1% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The fluctuation of foreign currency rates had a positive impact on net sales of $8.9 million and $33.9 million for the three and nine months ended September 30, 2004, respectively.  Most European markets recorded net sales growth as a result of the Barcelona Extravaganza in July 2004 and an eight-month promotion ending in June 2004 that helped our distributors increase recruiting and retention.  In particular, net sales in Turkey were up $2.8 million and $10.0 million, or 69.0% and 106.6%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to increasing acceptance of the direct selling concept in Turkey as well as an energetic distributor leadership group.  Net sales in Spain were up $2.8 million and $9.5 million, or 54.4% and 69.3%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to a cohesive, renewed focus by distributor leadership and an increasing emphasis locally on health and nutrition.  In Italy, one of our largest European markets, net sales were up $1.5 million and $5.0 million, or 10.3% and 10.2% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, driven by strong country management and distributor leadership collaboration on recruiting and retention programs.  In the Netherlands, another of our larger European markets, net sales were up $0.8 million and $7.5 million, or 6.7% and 21.6%, respectively, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, driven by the Corporate/Distributor co-sponsored TV program, “Fitness Challenges”, which was successful in attracting large viewer audiences and strong promotion for the Herbalife name.  In addition, we initiated a new promotion, the “Atlanta Challenge”, at the Barcelona Extravaganza in July, as a means to incent distributors to qualify for our 25th Anniversary Extravaganza in April 2005 in Atlanta.  In the first quarter of 2004, we took over the management of product distribution in Russia and Greece.  Prior to this, we used a third party importer to manage and distribute our product to distributors in these countries.  We have now opened an administrative office and a company-operated distribution center in these countries to more closely align with our business model in most other countries around the world.  This will allow more direct interaction with our distributors, which we feel will improve communication and ultimately enhance recruiting and retention of distributors in those countries.  We expect fourth quarter sales will continue the positive year over year growth, driven by the European introduction of Shapeworks™ at the Bologna World Team School in November and the Atlanta Challenge promotion, somewhat offset by expected seasonal softness prior to the year-end holidays.

Net sales in Asia/Pacific Rim increased $12.7 million and $29.0 million, or 30.9% and 24.2%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales increased 30.5% and 21.2% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had an immaterial impact and a $3.6 million positive impact on net sales for the three and nine months ended September 30, 2004. respectively.  The increase was attributable mainly to an increase in Taiwan, partly offset by a decrease in South Korea.  Net sales in Taiwan increased $6.0 million and $19.1 million, or 50.6% and 58.9%, for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 due primarily to an increase in the number of supervisors of 36.2% at September 30, 2004, compared to the same period in 2003, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, positive momentum from the Bangkok Extravaganza held in September and various other regional promotions.  Net sales in South Korea decreased $0.8 million and $9.1 million, or 8.4% and 26.0% for the three months and nine months ended September 30, 2004, over the same periods in 2003.  The rate of net sales decline has decreased in the third quarter, reflecting the success of various distributor focused initiatives which began in late 2003.  Additionally, we recently introduced ShapeWorks™ in South Korea, which we believe will help with recruiting and retaining initiatives of our distributors.  Overall, we expect that continued local distributor training and the positive momentum from the Bangkok Extravaganza, along with the qualification process for the 25th Anniversary Vacation, the launch of the “Atlanta Challenge” in the region, and the launch of new products will contribute to ongoing sales increase in the Asia/Pacific Rim region for the fourth quarter of 2004 and into 2005.

Net sales in Japan decreased $5.5 million and $16.2 million, or 19.7% and 18.0% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales in Japan decreased 24.9% and 24.7% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had a $1.4 million and $6.1 million favorable impact on net sales for the three and nine months ended September 30, 2004, respectively.  The net sales decline, which is a continuation of a five-year downward trend in Japan, albeit at a slower rate for this reporting period, has been driven primarily by weak country management, which has not properly motivated distributor leadership or introduced new products in a timely manner to meet distributor expectations.  This weakness has been exacerbated by strong competition from other direct selling companies and a general deterioration in the Japanese economy.   Most recently, from February through September of 2004, Volume Points, while at a significantly lower level than that for the same periods in 2003, have remained at a stable level on a sequential monthly basis.  In the third quarter of 2004, we appointed a new country manager who is focusing on motivating distributor leadership to improve recruiting and retention of distributors, and we are in the process of expanding our product line to address local country demographic needs.  We are implementing new promotional programs which we will believe will maintain the current net sales levels into the fourth quarter of 2004.

Sales by Product Category

	Three Months Ended September 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
Weight Management	$213.0	$(104.6)	$108.4	$18.5	$126.9	$231.5	$(114.0)	$117.5	$19.9	$137.4	8.3%
Inner Nutrition	211.7	(104.0)	107.7	18.4	126.1	233.3	(114.9)	118.4	20.1	138.5	9.8%
Outer Nutrition®	40.3	(19.8)	20.5	3.5	24.0	47.7	(23.5)	24.2	4.1	28.3	17.9%
Literature, Promotional and Other	8.3	4.3	12.6	0.8	13.4	12.0	2.6	14.6	1.0	15.6	16.4%
Total	$473.3	$(224.1)	$249.2	$41.2	$290.4	$524.5	$(249.8)	$274.7	$45.1	$319.8	10.1%

	Nine Months Ended September 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
Weight Management	$623.1	$(305.6)	$317.5	$54.0	$371.5	$705.7	$(347.1)	$358.6	$60.9	$419.5	12.9%
Inner Nutrition	628.7	(308.3)	320.4	54.5	374.9	699.6	(344.1)	355.5	60.4	415.9	10.9%
Outer Nutrition®	127.3	(62.4)	64.9	11.0	75.9	144.6	(71.1)	73.5	12.5	86.0	13.3%
Literature, Promotional and Other	21.8	13.3	35.1	1.9	37.0	34.1	9.6	43.7	2.9	46.6	25.9%
Total	$1,400.9	$(663.0)	$737.9	$121.4	$859.3	$1,584.0	$(752.7)	$831.3	$136.7	$968.0	12.6%

Our increased emphasis on the science of weight management and nutrition during the past two years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in numerous product introductions like Niteworks™ and Garden7™ and the introduction of Shapeworks™, a personalized meal replacement program.  Due to a launch of our ShapeWorks™ product line in March 2004 and the introduction of new personal care products, net sales of weight management products, and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products.  The rationalization of our Outer Nutrition® product line in 2002 resulted in an initial decrease in sales, but since then the line has represented approximately 9% of our net sales.  The product line today is designed to complement the weight management and Inner Nutrition product lines with products for improving the appearance of the body, skin and hair.  Literature, Promotional and Other, which includes product buy-backs and returns in all product categories, increased due to a decrease in returns and refunds.  We expect shifts within these categories from time to time as we launch new products.

Gross Profit. Gross profit was $250.8 million and $769.2 million for the three and nine months ended September 30, 2004, respectively, as compared to $231.4 million and $685.0 million in the same periods in 2003. As a percentage of net sales, gross profit for the three months ended September 30, 2004 decreased from 79.7% to 78.4% as compared to the same period in 2003, and for the nine months ended September 30, 2004 it decreased from 79.7% to 79.5% as compared to the same period in 2003.  The decrease in gross profit for the three and nine months ended September 30, 2004 was attributable mainly to an increase in provisions made for slow moving and obsolete inventory of $2.0 million and $1.6 million, respectively.  Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory.  Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides. Royalty Overrides as a percentage of net sales were 35.0% and 35.4% for the three and nine months ended September 30, 2004, respectively, as compared to 36.1% and 35.8% in the same periods in 2003. As a percentage of net sales, Royalty Overrides decreased by 1.1% and 0.4% for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003, due primarily to the $2.4 million impact of aged royalties.  Generally, this ratio varies slightly from period to period due primarily to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries.  Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Marketing, Distribution, and Administrative Expenses. Marketing, distribution, and administrative expenses as a percentage of net sales were 32.1% and 32.6% for the three and nine months ended September 30, 2004, respectively, as compared to 38.2% and 32.8% in the same periods in 2003.

For the three months ended September 30, 2004, marketing, distribution and administrative expenses decreased $8.4 million to $102.7 million from $111.1 million in the same period in 2003.  The decrease mainly included $20.5 million lower amortization expense of intangibles compared to 2003 resulting from the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition.  The decrease was partially offset by $4.0 million higher salaries and wages due to normal merit increases and lower bonus expense in 2003 based on the then anticipated results; $2.9 million higher professional fees due to legal, accounting, technology and consulting expenses; $2.2 million higher promotion and event expenses; and $3.3 million higher non-income tax expenses due to higher sales in certain jurisdictions.  There was no material impact of foreign currency translations on operating expenses for the three months ended September 30, 2004.

For the nine months ended September 30, 2004, marketing, distribution and administrative expenses increased $33.8 million to $315.7 million from $281.9 million in the same period in 2003.  The increase included $12.5 million in higher salaries and wage expenses, due primarily to normal merit increases, the impact of foreign currency fluctuations, a lower bonus expense in 2003 based on the then anticipated results, and increases related to the strengthening of the senior management team, regionally and in the U.S.;$7.4 million in additional professional fees associated with higher legal and accounting expenses, technology expenses and higher manufacturing consulting expenses related to the start-up of our facility in China and, to a lesser extent, fees relating to our corporate restructuring; $7.3 million in additional promotional expenses related primarily to the ShapeWorks™ launch, the eight-month European promotion program noted above which ended in June 2004 and expenses related to our 25th anniversary promotion, $9.0 million in higher non-income taxes due primarily to higher sales in certain jurisdictions and $2.6 million of expenses relating to the transactions that we consummated in connection with the offering of our 9 1/2% Notes in March 2004.  The changes discussed above include the unfavorable impact of foreign currency fluctuations on operating expenses of $7.0 million.  The increases were  partially offset by $9.7 million lower amortization expense of intangibles for the nine months ended September 30, 2004 compared to the same period in 2003 due to the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition.  We currently expect our marketing, distribution and administrative expenses for the remainder of 2004 to remain essentially flat with the first nine months of 2004, which would represent approximately a 5% increase for full year 2004 from 2003 levels, due primarily to the timing of certain sales and marketing events, including certain expenses associated with our 25th Anniversary Extravaganza.  In anticipation of our potential initial public offering, we recorded a charge in the quarter ended September 30, 2004 for expenses associated with grants of 1.4 million stock options in August and September of 2004, taking into account the difference between the estimated initial public offering price and the option exercise prices over the relevant vesting periods.  This charge was not material to the results of operations for the three and nine months ended September 30, 2004, nor is expected to be for any future periods.

Net Interest Expense. Net interest expense was $7.1 million and $23.5 million for the three and nine months ended September 30, 2004 as compared to $9.8 million and $26.6 million in the same periods in 2003.

Income Taxes. Income taxes were $11.0 million and $32.7 million for the three and nine months ended September 30, 2004, respectively, as compared to $2.2 million and $27.4 million for the same periods in 2003. As a percentage of pre-tax income, the estimated effective income tax rate was 37.9% and 37.3% for the three months and nine months ended September 30, 2004, respectively, as compared to 40% for both periods in 2003.

Foreign Currency Fluctuations. Currency fluctuations had a favorable impact of $0.9 million and $6.6 million on net income for the three and nine months ended September 30, 2004, respectively, when compared to what current year net income would have been using last year’s foreign exchange rates. For the three months ended September 30, 2004, the regional effects were a favorable $1.4 million in Europe and a favorable $0.6 million in the Pacific Rim, offset by an unfavorable $0.8 million in Japan and an unfavorable $0.3 million in The Americas.  For the nine months ended September 30, 2004, the regional effects were a favorable $6.3 million in Europe, a favorable $2.2 million in the Pacific Rim and a favorable $0.5 million in The Americas, partially offset by an unfavorable $2.4 million in Japan.

Net income

Net income for the three months ended September 30, 2004 was $18.0 million, which was $14.7 million higher than the prior-year same period. The increase in net income for the three months was primarily due to the 10.1% increase in net sales, an additional $26.3 million amortization of intangibles recorded in third quarter 2003 as a result of the final allocation of the purchase price from the Acquisition, the favorable impact of aged royalties, and the favorable impact of the appreciation of foreign currencies, offset by higher labor costs and promotional expenses.  Overall the appreciation of foreign currencies had a $0.9 million favorable impact on net income.

Net income for the nine months ended September 30, 2004 was $55.0 million, which was $13.8 million higher than the prior year same period. The increase in net income was primarily due to the 12.6% increase in net sales, the favorable impact of aged royalties and favorable impact of the appreciation of foreign currencies partially offset by higher promotional expenses and labor costs. Overall, the appreciation of foreign currencies had a $6.6 million favorable impact on net income.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities.  Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds.  There are no material restrictions on the ability to transfer and remit funds among Herbalife International’s affiliated companies.

For the nine months ended September 30, 2004, we generated $91.7 million from operating cash flows, as compared to $77.6 million in the same period in 2003.  The increase in cash generated from operations reflected: (1) an increase in net income of $13.8 million primarily due to increased net sales and the favorable impact of the appreciation of foreign currencies partially offset by higher promotional expense and labor costs; (2) a decrease of $9.7 million in positive non-cash adjustments to net income due to lower amortization expense of intangibles in 2004 compared to the high level in 2003 as a result of the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition; (3) an increase in inventory of $19.0 million in 2004 compared to a decrease in inventory of $6.0 million in 2003 mainly related to the introduction of new products; (4) an increase in accrued expenses of $15.3 million in 2004 compared to a decrease in accrued expenses of $9.1 million in 2003 primarily due to increase in non-income tax accruals of $11.3 million due to higher sales in certain jurisdictions, higher accruals for promotional expenses of $7.7 million due to the eight-month European promotion program and our 25th anniversary promotion which will be paid in the 4th quarter of 2004 and the 2nd quarter of 2005 and (5) an increase in income tax payable of $12.7 million in 2004 compared to a decrease in income tax payable of $3.0 million in 2003.

Capital expenditures including capital leases for the nine months ended September 30, 2004 were $20.7 million, compared to $15.4 million in the same period in 2003.  The majority of these expenditures represented investments in management information systems, internet tools for distributors and office facilities and equipment in the United States. We expect to incur additional capital expenditures of up to $8.0 million for the remainder of 2004.

In connection with the Acquisition, we consummated certain related financing transactions including Herbalife International’s issuance of its 11¾% Notes in the amount of $165.0 million, and entering into a senior credit facility, consisting of a term loan in the amount of $180.0 million and a revolving credit facility in the amount of $25.0 million.

The following summarizes our contractual obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
	Total	2004	2005	2006	2007	2008	2009 & thereafter
	(in millions)
Term Debt	$66.7	$4.3	$17.4	$17.4	$17.4	$10.2	$—
11 3/4% Notes	158.3	—	—	—	—	—	158.3
Capital Lease	6.7	0.9	3.6	1.9	0.3	—	—
Other debt	2.2	0.4	1.2	0.5	0.1	—	—
Operating leases	19.0	3.2	9.4	4.4	1.1	0.5	0.4
Total	$252.9	$8.8	$31.6	$24.2	$18.9	$10.7	$158.7

In March 2004, we and our lenders amended Herbalife International’s existing senior credit facility. Under the terms of the amendment, we made a prepayment of $40.0 million to reduce outstanding amounts under Herbalife International’s senior credit facility. In connection with this prepayment, the lenders under Herbalife International’s senior credit facility waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also lowered the interest rate to LIBOR plus a 2.5% margin and increased the capital spending allowance under Herbalife International’s existing senior credit facility and permitted us to complete a recapitalization. The schedule of the principal payments was also modified so that we were obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

 As of September 30, 2004, we had working capital of $46.4 million. Cash and cash equivalents were $162.0 million at September 30, 2004, compared to $147.0 million at December 31, 2003. Simultaneously with Holdings’, our immediate parent company, initial public offering, we anticipate closing a series of recapitalization transactions, including:

•                  a tender offer for any and all of the outstanding 11 3/4% Notes and related consent solicitation to amend the indenture governing the 11 3/4% Notes;

•                  the redemption of 40% of Holdings’ outstanding 9 1/2% Notes;

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility, under which loans in an aggregate principal amount of $66.7 were outstanding on September 30, 2004, with a new $225.0 million senior credit facility; and

•                  the payment of a $109.3 million special cash dividend to Holdings’ current shareholders.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 9 1/2% Notes and the senior credit facility. There can be no assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including our outstanding notes, or to fund our other liquidity needs.

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

Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws.  Without in any way admitting liability or wrongdoing, we have reached a binding settlement with the plaintiffs.  Under the terms of the settlement, we (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such Newest Way to Wealth materials from the other defendants in this matter, and (iii) will offer rebates to a maximum aggregate amount of $2 million, on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter. As of December 31, 2003, these amounts were adequately reserved for in our financial statements.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife International had removed the lawsuit to federal court and the court has recently remanded the lawsuit to state court.  The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs' complaint alleges that several of Herbalife's distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA's prohibition of such practices. Herbalife's distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife's policies, which require its distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

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

Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries.  In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The aggregate amount of asserted taxes, penalties and interest to date is approximately $34 million. We and our tax advisors believe that there are meritorious defenses to the allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges.

These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material adverse effect on our financial condition and operating results.  This opinion is based on our belief that any losses we suffer in excess of amounts reserved would not be material, and that we have meritorious defenses.  Although we have reserved an amount that we believe represents the likely outcome of the resolution of these disputes, if we are incorrect in our assessment we may have to pay the full amount assessed.

Critical Accounting Policies

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

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0 percent of net sales, and the relevant return pattern which reflects anticipated returns to be received over a period of up to 12 months following the original sale.  Historically, product returns and buybacks have not been significant.  Product returns and buybacks are approximately 1.6% and 2.0% of net sales for the three and nine months ended September 30, 2004 and 3.0% of net sales for both the three and nine months ended September 30, 2003.  No material changes in estimates have been recognized for the three and nine months ended September 30, 2004 and 2003.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.  We reserved for obsolete and slow moving inventory totaling $5.5 million as of September 30, 2004 and $4.2 million as of December 31, 2003.

In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events an circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  This determination is made at the reporting unit level and consists of two steps.  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value.  The implied fair value is determined by allocation the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles.  As of September 30, 2004, we had goodwill of approximately $167.5 million, marketing franchise of $310.0 million, and other intangible assets of $8.9 million.  No write-downs have been recognized for the nine months ended September 30, 2004 or for the years ended December 31, 2003.

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

The FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are VIEs for which we are the primary beneficiary. The adoption of FIN 46 and FIN 46-R had no impact on our financial position, results of operations, or cash flows.

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

For the year ended December 31, 2003 and the nine months ended September 30, 2004, we have not entered into any guarantees within the scope of FIN 45.

The FASB recently issued a proposed pronouncement that, if finalized in its current form, would require that we record compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

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

We have adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to inter-company transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate. In some instances, we sell (“write”) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from us at a specified strike rate. These contracts serve to limit the benefit we would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

The following table provides information about the details of our option contracts at September 30, 2004.

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in millions)		(in millions)
Purchased Puts (We may sell Yen/Buy USD)
Japanese Yen	$10.5	102.98-106.80	$0.4	Oct-Dec 2004

Purchased Puts (We may sell Euro/Buy USD)
Euro	$13.9	1.1550-1.2375	$0.9	Oct-Dec 2004

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency.  The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results.  The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts at September 30, 2004.

Foreign Currency	Contract Date	Forward Position	Maturity Date	Contract Rate	Fair Value
		(in millions)			(in millions)
Buy Euro sell USD	9/24/2004	$3.2	10/27/2004	1.8000	$3.3
Buy GBP sell USD	9/24/2004	$1.2	10/27/2004	7.3815	$1.2
Buy JPY sell USD	9/24/2004	$18.2	10/27/2004	110.6000	$18.3
Buy SEK sell USD	9/24/2004	$3.1	10/27/2004	1.2260	$3.2
Buy Euro sell RUB	9/27/2004	$2.0	10/27/2004	36.1557	$2.0
Buy DKK sell Euro	9/4/2004	$0.3	10/7/2004	7.4401	$0.3
Buy AUD sell Euro	9/4/2004	$2.4	10/7/2004	1.7510	$2.5
Buy NOK sell Euro	9/4/2004	$1.6	10/7/2004	8.3200	$1.6
Buy TWD sell Euro	9/4/2004	$1.1	10/7/2004	40.8342	$1.0

All of our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency.  At September 30, 2004, the total amount of our foreign subsidiary cash was $65.4 million, of which $7.4 million was invested in U.S. dollars.

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

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of September 30, 2004.  Fair values for fixed rate borrowings have been determined based on recent market trade values.  The fair values for variable rate borrowings approximate their carrying value.  Variable interest rates disclosed represent the rates on the borrowings at September 30, 2004.  Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
Long-term Debt	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed Rate (in millions)	—	—	—	—	—	$158.3	$158.3	$182.8
Average Interest Rate							11.75%
Variable Rate (in millions)	$4.3	$17.4	$17.4	$17.4	$10.2	—	$66.7	$66.7
Average Interest Rate	4.4%	4.4%	4.4%	4.4%	4.4%		4.4%

Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate.  It provides protection in the event the LIBOR rate increases beyond the cap rate.  The table below describes the interest rate cap that was outstanding at September 30, 2004.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date
	(in millions)		(in millions)

Interest Rate Cap	$28.8	5%	—	October 2005

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1933, as amended (the Securities Act”)) as of the end of the quarter covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the  Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document.  Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•                  our relationship with, and our ability to influence the actions of, our distributors;

•                  adverse publicity associated with our products or network marketing organization;

•                  changing consumer preferences and demands;

•                  the competitive nature of our business;

•                  regulatory matters governing our products and network marketing program;

•                  risks associated with operating internationally, including foreign exchange risks;

•                  our dependence on increased penetration of existing markets;

•                  contractual limitations on our ability to expand our business;

•                  our reliance on our information technology infrastructure and outside manufacturers;

•                  the sufficiency of trademarks and other intellectual property rights;

•                  product concentration;

•                  our reliance on our management team;

•                  product liability claims;

•                  uncertainties relating to the application of transfer pricing and similar tax regulations; and

•                  taxation relating to our distributors.

Forward-looking statements in this quarterly report on Form 10-Q speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference speak only as of the date of those documents.  The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See discussion under Note 5 to the Notes to the Consolidated Financial Statements included in Item 1 of this report.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

Item 5. OTHER INFORMATION

(a)           None.

(b)           None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:

Exhibit Number	Description	Page No./(Footnote)
2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp. and Herbalife International, Inc.	(11)
3.1	Memorandum and Articles of Association of WH Intermediate Holdings Ltd.	(14)

4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and The Bank of New York as Trustee governing 11 ¾% Senior Subordinated Notes due 2010	(12)
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(1)
10.2	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996	(2), (4), (5), (20)
10.3	Office Lease Agreement between Herbalife International of America, Inc. and State Teacher’s Retirement System, dated July 11, 1995	(3)
10.4	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996	(3)
10.5	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996	(3)
10.6	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company dated January 1, 1996	(3)
10.7	Herbalife International of America, Inc.’s 401K Profit Sharing Plan and Trust, as amended	(3)
10.8	The Agreement for Herbalife 2001 Executive Retention Plan, dated March 15, 2001, by and among Herbalife International and U.S. Bank National Association	(9)
10.9	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.10	Separation Agreement and General Release, dated as of May 17, 2002, between Robert A. Sandler and Herbalife International of America, Inc./ and Herbalife International Inc.	(12)
10.11	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International of America, Inc./ Herbalife International Inc. and Robert A. Sandler	(12)
10.12	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and UBS Warburg LLC	(12)
10.13	Registration Rights Agreement, dated as of June 27, 2002, by and among Holdings S.à.R.L., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and UBS Warburg LLC	(12)
10.14	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(12)
10.15	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)
10.16	Notice to Distributors regarding Amendment to Agreements of Distributorship dated July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor.	(12)
10.17	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)
10.18	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife, Inc. and GGC Administration LLC	(14)
10.19	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd, WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, LLC, Golden Gate Private Equity, Inc. CCG Investments (BVI), L.P., CCG Associates-AI, LLC, GGC Investment Fund-AI, LP, CCG AV, LLC- Series C, LLC, CCG AV, LLC-Series E, CCG Associates-QP, LLC, and WH Investments Ltd.	(14)

10.20	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)
10.21	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings S.à.R.L., WH Luxembourg Intermediate Holdings S.à.R.L., WH Luxembourg CM S.à.R.L., and each of the Subsidiary Guarantors listed therein, the Lenders party thereto and UBS AG, Stamford Branch	(14)
10.22	Employment agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International of America, Inc. and Herbalife International, Inc.	(15)
10.23	Employment agreement, dated as of March 10, 2003, between Carol Hannah and Herbalife International of America Inc. and Herbalife International, Inc.	(15)
10.24	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)
10.25	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)
10.26	WH Holdings (Cayman Islands) Ltd. Stock Option Plan, as restated, dated as of November 5, 2003	(19)
10.27	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah and the Shareholders listed therein	(16)
10.28	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)
10.29	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)
10.30	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareolders listed therein	(16)
10.31	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)
10.32	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(17)
10.33	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(18)
10.34	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(18)
10.35	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(18)
10.36	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, effective January 28, 2004.	(20)
10.37	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(21)
10.38	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(21)
10.39	Employment Agreement dated June 1, 2004, between Richard Goudis and Herbalife International of America, Inc.	(21)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	(20)
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm	(20)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(22)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(22)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(22)

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

(18)                Incorporated by reference to the Company’s Annual Report on Form 10K for the year ended December 31, 2003.

(19)                Incorporated by reference to Herbalife International, Inc.’s Definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders.

(20)                Incorporated by reference to Amendment No. 2 to WH Holdings (Cayman Islands) Ltd’s Registration Statement on Form S-1, filed November 9, 2004.

(21)                Incorporated by reference to Amendment No. 1 to WH Holdings (Cayman Islands) Ltd.’s Registration Statement on Form S-4, filed June 9, 2004.

(22)                Filed herewith

#                             Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004

WH INTERMEDIATE HOLDINGS LTD.
(Registrant)

By:

/s/ RICHARD GOUDIS

Richard Goudis
Chief Financial Officer