Form 10-Q/A
period 2004-09-30
WH INTERMEDIATE HOLDINGS LTD
filed 2004-12-07
CIK 1205298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This Amendment No. 1 on Form 10-Q/A of WH Intermediate Holdings Ltd. amends the Quarterly Report on Form 10-Q of the registrant for the period ended September 30, 2004.  Specifically, this Form 10-Q/A includes a Subsequent Events Footnote (see Footnote 12) and expanded discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I Item 2 to conform with the discussion included in Amendment No 4 to the Registration Statement on Form S-1 for Herbalife Ltd. (formerly called WH Holdings (Cayman Islands) Ltd.), the Company’s immediate parent company, filed with the SEC on December 2, 2004.  This revision did not have any impact on the Company’s results of operations for any period presented.  The remaining items contained within this Quarterly Report on Form 10-Q/A consist of all other Items contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 originally filed on November 15, 2004.

WH INTERMEDIATE HOLDINGS LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Nine Months ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Income

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Item 4.	Controls and Procedures

Forward Looking Statements

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,010,000	$161,954,000
Receivables, net of allowance for doubtful accounts of $2,527,000 (2003) and $4,680,000 (2004), and including related party receivables of $323,000 (2003)	31,940,000	33,237,000
Inventories	59,397,000	77,751,000
Prepaid expenses and other current assets	20,825,000	30,597,000
Deferred income taxes	9,164,000	2,661,000
Total current assets	268,336,000	306,200,000

Property, at cost, net of accumulated depreciation and amortization of $17,607,000 (2003) and $25,529,000 (2004)	45,411,000	49,788,000
Deferred compensation plan assets	21,340,000	19,564,000
Other assets	5,795,000	6,603,000
Deferred financing costs, net of accumulated amortization of $10,060,000 (2003) and $14,718,000 (2004)	30,958,000	26,430,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $26,539,000 (2003) and $40,589,000 (2004)	29,661,000	15,611,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $9,491,000 (2003) and $13,917,000 (2004)	13,219,000	8,861,000
Goodwill	167,517,000	167,517,000
TOTAL	$892,237,000	$910,574,000

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,902,000	$22,308,000
Royalty overrides	76,522,000	75,984,000
Accrued compensation	19,127,000	22,714,000
Accrued expenses	59,668,000	70,773,000
Current portion of long term debt	72,377,000	22,411,000
Advance sales deposits	6,574,000	13,401,000
Income taxes payable	19,582,000	32,170,000
Total current liabilities	$277,752,000	$259,761,000

NON-CURRENT LIABILITIES:
Long term debt, net of current portion, including related party debt of $6,350,000 (2003) and $5,808,000 (2004)	214,912,000	211,464,000
Deferred compensation	22,442,000	13,706,000
Deferred income taxes	111,909,000	105,798,000
Other non-current liabilities	2,685,000	2,611,000
Total liabilities	$629,700,000	$593,340,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY:
Common stock, $1.00 par value, 50,000 shares authorized, 1 share issued and outstanding	—	—
Paid-in-capital in excess of par value	192,776,000	192,776,000
Accumulated other comprehensive income	3,428,000	3,169,000
Retained earnings	66,333,000	121,289,000
Total shareholder’s equity	$262,537,000	$317,234,000

TOTAL	$892,237,000	$910,574,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Product sales	$249,191,000	$274,671,000	$737,899,000	$831,329,000
Handling & freight income	41,200,000	45,138,000	121,409,000	136,692,000
Net sales	290,391,000	319,809,000	859,308,000	968,021,000
Cost of sales	58,987,000	68,961,000	174,349,000	198,824,000
Gross profit	231,404,000	250,848,000	684,959,000	769,197,000
Royalty overrides	104,971,000	111,978,000	307,962,000	342,366,000
Marketing, distribution & administrative expenses (including $1,650,000, $1,652,000, $7,127,000 and $5,171,000 of related party expenses for the three and nine months ended September 30, 2003 and 2004, respectively)	111,060,000	102,702,000	281,887,000	315,723,000
Operating income	15,373,000	36,168,000	95,110,000	111,108,000
Interest expense — net	9,772,000	7,138,000	26,566,000	23,460,000
Income before income taxes	5,601,000	29,030,000	68,544,000	87,648,000
Income taxes	2,241,000	11,004,000	27,418,000	32,693,000
NET INCOME	$3,360,000	$18,026,000	$41,126,000	$54,955,000

See the accompanying notes to consolidated financial statements

WH INTERMEDIATE HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,126,000	$54,956,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,953,000	34,287,000
Amortization of discount deferred financing costs	5,564,000	4,747,000
Deferred income taxes	1,539,000	491,000
Unrealized foreign exchange loss	1,534,000	389,000
Loss on repurchase of senior notes	1,368,000	—
Other	1,507,000	1,743,000
Changes in operating assets and liabilities:
Receivables	(8,116,000)	(2,657,000)
Inventories	6,008,000	(18,991,000)
Prepaid expenses and other current assets	(2,000)	(8,078,000)
Accounts payable	(355,000)	(1,532,000)
Royalty overrides	3,739,000	286,000
Accrued expenses and accrued compensation	(9,140,000)	15,286,000
Advance sales deposits	1,745,000	6,894,000
Income taxes payable	(2,961,000)	12,660,000
Deferred compensation liability	(9,948,000)	(8,736,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,561,000	91,745,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(9,509,000)	(16,810,000)
Proceeds from sale of property	39,000	27,000
Changes in marketable securities, net	1,280,000	—
Changes in other assets	(245,000)	(893,000)
Deferred compensation plan assets	10,868,000	1,776,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,433,000	(15,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from long-term debt	3,603,000	1,709,000
Principal payments on long-term debt	(15,483,000)	(59,072,000)
Repurchase of Senior Notes (net of payment on premium)	(5,681,000)	—
NET CASH USED IN FINANCING ACTIVITIES	(17,561,000)	(57,363,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,930,000	(3,538,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,363,000	14,944,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	147,010,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,564,000	$161,954,000

CASH PAID FOR:
Interest	$28,684,000	$22,187,000
Income taxes	$29,114,000	$20,930,000

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$5,876,000	$3,871,000

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

WH Intermediate Holdings Ltd. and its subsidiaries are referred to collectively herein as the “Company”.  WH Intermediate Holdings Ltd. is a wholly owned subsidiary of Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.), (“Holdings”).

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

•                  the payment of a $109.3 million special  cash dividend to the current shareholders of Holdings, subject to upward adjustment in the event the underwriters exercise their over-allotment option with respect to the IPO.  The new purchasers of Holdings’ common shares in the IPO will not be entitled to participate in this special cash dividend; and

•                  the amendment of Holdings’ Amended and Restated Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Holdings’ common shares; (2) increase Holdings’ authorized common shares to 500 million shares; and (3) increase Holdings’ authorized preference shares to 7.5 million shares all of which took effect on December 1, 2004.

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

Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife  International under various state and federal laws.  The plaintiffs alleged that the Newest Way to Wealth (“NWTW”) system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors.  The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as the way they described the Herbalife business opportunity.  In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, “endless chain schemes,” insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices.  The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors.  Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs.  Under the terms of the settlement, the Company (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) will offer rebates up to a maximum aggregate amount of $2 million on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter.  As of December 31, 2003, those amounts were adequately reserved in the Company’s financial statements.

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

12. SUBSEQUENT EVENTS

On December 1, 2004, Holdings agreed in principle with Whitney and Golden Gate to terminate the monitoring fee agreements in consideration for 0.7 million warrants.  Each warrant gives the holder the ability to purchase one share of Holding’s common shares at a price of $15.50 per share, which represents the midpoint of our current pricing range.  This agreement is not contingent on the consummation of this offering and is expected to be finalized prior to this offering.  We estimate that the fair value of these warrants, utilizing a Black-Scholes Option Pricing Model, will approximate $5.0 million.

On December 1, 2004, the compensation committee of the board of directors approved a stock option grant, pursuant to the 2004 Stock Option Agreement, of 1.25 million shares at a strike price of $15.50, the mid-point of our cover price range.

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

WH Intermediate Holdings Ltd. and its subsidiaries are referred to collectively herein as “we”, “our”, “ours”, or “us”.  WH Intermediate Holdings Ltd. is a wholly owned subsidiary of Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.), (“Holdings”).

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

•                  the payment of a $109.3 million special cash dividend to the current shareholders of Holdings, subject to upward adjustment in the event the underwriters exercise their over-allotment option with respect to the IPO.  The new purchasers of Holdings’ common shares in the IPO will not be entitled to participate in this special cash dividend; and

•                  the amendment of Holdings’ Amended and Restated Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Holdings’ common shares; (2) increase Holdings’ authorized common shares to 500 million shares; and (3) increase Holdings’ authorized preference shares to 7.5 million shares all of which took effect in December 1, 2004.

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

The modification in 2004 to the distributor re-qualification criteria was a limited test.  This modification allowed distributors who otherwise would have failed to requalify as supervisors to continue to receive the benefit of product discounts, while forfeiting their down-line royalties.  We believe this test was successful because the test group generated approximately, 12 million additional Volume Points on an annualized basis, which would represent approximately $9.4 million in net sales, $5.2 million in operating margin and an immaterial impact to marketing, distribution and administrative expenses.  As a result of the test, the Company has modified the supervisor re-qualification criteria for all distributors in 2005.  While the Company cannot predict the effect of this modification with certainly, we believe that this modification will likely lead to a higher level of distributor retention and increased product sales.

We monitor supervisor productivity (product purchases) on-line in real time for management reporting purposes, monthly for supervisor compensation and recognition purposes, annually for supervisor re-qualification purposes and awarding the annual President’s Team bonus, and periodically for specific performance-based promotions.  Each member of the Chairman’s Club and President’s Team has on-line real time access via the internet, or by calling the Company, to the amount of product purchases by each individual in his/her specific organization and each member also receives a monthly hard copy of such activity with his/her royalty check.  In addition, each member of the Chairman’s Club and President’s Team receives monthly performance reports highlighting distributors in his/her organization with growing, stable and declining product sales.

We provide distributors with products, support material, training, special events and a competitive compensation program.  If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products, weight management program, healthy lifestyle and/or business opportunity; by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and bring material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use the product and/or pursue the Herbalife business opportunity.

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

Our “gross profit” consists of net sales less “cost of sales.”

“Cost of sales” represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

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

In contrast to the above, a country that does not receive new products for regulatory or other reasons, does not have active country management performing the above functions and does not have active distributor leadership building their organizations of distributors who are recruiting new distributors or retailing our product will most likely experience a decline in net sales.  Our role is to identify these issues and create and implement appropriate actions to address the specific deficiencies in the relevant country.

The factors described above have driven growth in our business.  The following net sales by geographic region discussion further details some of the above factors and describes unique growth factors specific to certain major countries.  The Company believes that the correct foundation, coupled with ongoing training and promotional initiatives is required to increase recruiting and retention of distributors and retailing of the product.  The correct foundation includes strong country management that works closely with the distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive marketing plan.  Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

The Company’s strategy has included and will continue to include generating and maintaining growth within existing markets.  We generally expect to continue to spend the current level of marketing, distribution and administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiative as discussed in the business strategy section.  In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management.  An example is the Nutrition Clubs in Mexico, as described in the net sales discussion below.  Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally where appropriate.

Net sales in The Americas increased $8.9 million and $31.4 million, or 8.3% and 10.1%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales increased by 10.4% and 10.6% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had a negative impact of $2.2 million and $1.6 million, respectively, on net sales for the three and nine months ended September 30, 2004.  The increase was a result of net sales growth in Brazil and Mexico of $6.8 million and $6.3 million, or 67.8% and 31.5%, respectively, for the three months ended September 30, 2004 and $20.5 million and $14.7 million, or 78.9% and 26.4%, respectively, for the nine months ended September 30, 2004.  These countries continue to benefit from strong country and distributor leadership that focus on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in those countries.  This emphasis reflects increased communication and motivation between country management and distributor leadership, as noted above.  There are no material incremental costs to the Company for these relationship building efforts as costs for these increased recruiting efforts are generally not material and are usually borne by the distributors.  Continued net sales growth in Brazil is evidenced by an increase in the number of supervisors of 57.8% at September 30, 2004, compared to the same period in 2003, which reflected this renewed emphasis on distributor and customer retention programs locally.

Continued net sales growth in Mexico is evidenced by an increase in the number of supervisors of 26.8% at September 30, 2004, compared to the same period in 2003, which also reflected a renewed emphasis on distributor and customer retention programs locally such as those described above, as well as the growth in Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products.    We estimate that between 35% and 45% of our net sales in Mexico now come from Nutrition Clubs.  The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor.

Sales events planned for December of 2004 in both Mexico and Brazil are expected to help continue this positive recruiting and retention, and thus net sales, trend throughout 2004.  These events are expected to cost approximately $0.5 million per event and will be recorded as marketing, distribution, and administrative expenses in the fourth quarter.  In 2005, these regional extravaganzas will be replaced by the 25th anniversary Atlanta Extravaganza.  Management will evaluate the need for smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza to those distributors around the world who are unable to attend.

Growth in Brazil and Mexico was partly offset by a decline in net sales in the U.S. of $6.7 million and $9.8 million, or 9.8% and 4.8%, respectively, for the three and nine months ended September 30, 2004, as compared to the same periods in 2003.  This was evidenced by a 6.0% decrease in the number of supervisors at September 30, 2004 as compared to the same periods in 2003, with a similar volume point decrease when compared to the prior year same period.  This is a continuation of a downward trend in the U.S., although the decrease in 2004 is half the decrease experienced in the same period in 2003.  Contributing factors to this continued decline include distraction among senior distributor leadership related to the transition of the our new senior management team, strong competition from other direct selling companies and marketing difficulties experienced in early 2004 during the transition to the new ShapeWorks™ product line launched in March 2004.  The transition to the new ShapeWorks™ product line in the U.S. cost approximately $4.2 million, which was primarily recorded in marketing, distribution and administrative expenses.  Of this, approximately $2.0 million was related to several previous versions of the package design, labels and related promotional materials that are not expected to be incurred in future transitions of this product in other regions.  When ShapeWorks™ is introduced in regional markets around the world we expect to incur a small fraction of this amount, as detailed in later discussion.  We continue to address these issues through renewed communication, cooperation and partnership between senior distributor leadership and our management in the U.S.  Through regional “mini-extravaganza” sales events, the opening of a regional sales center in Dallas and a renewed cooperation and partnership amongst distribution leadership in the U.S., key markets in the U.S. such as New York, Miami, Houston and Atlanta have improved significantly since 2003.  These multiple regional mini-extravaganzas cost approximately $1.7 million in 2004, which was recorded in marketing, distribution and administrative expenses.  We expect a similar level of spending in 2005 to help stimulate growth in the U.S. market.  Regional sales centers are small, walk up distribution centers that we are opening in key areas of the U.S. where we feel we are underdeveloped.  The walk up centers allow distributors to interact with us on a more personal basis and we believe they will assist distributors with their recruiting and retention efforts.  To set up the regional sales center in Dallas, we incurred $0.4 million in capital expenditures and we will spend approximately $0.6 million in annual operating expenses.  To the extent that Senior Management chooses to continue to expand this model throughout the U.S. based upon a thorough financial review, we would expect a similar level of expenditure for each regional sales center that the Company may open.  This evaluation has not yet been completed.  Management and senior distributor leadership will continue to focus on other key under-performing U.S. markets, including Los Angeles and Chicago utilizing sales events and promotions along with introducing recruiting, retention and retailing techniques used in Brazil and Mexico into the U.S. market.

Net sales in Europe increased $13.3 million and $64.5 million, or 11.6% and 19.1%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. In local currency net sales increased 3.9% and 9.1% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The fluctuation of foreign currency rates had a positive impact on net sales of $8.9 million and $33.9 million for the three and nine months ended September 30, 2004, respectively.  Most European markets recorded net sales growth as a result of the Barcelona Extravaganza in July 2004 and an eight-month promotion ending in June 2004 that helped our distributors increase recruiting and retention.  We spent $3.9 million, recorded in marketing, distribution and administrative expenses, on this eight month incremental sales promotion, called the “Billion Dollar Challenge”.  Management will evaluate, based on sales trends during 2005, whether a similar promotion is necessary in 2005.  The Barcelona Extravaganza had a net cost of $1.8 million and was recorded in the marketing, distribution and administrative expenses.  In 2005, this and other regional extravaganzas will be replaced by the 25th anniversary Atlanta Extravaganza.  Management will evaluate the need for smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza to those around the world who are unable to attend.

In part due to the success of the Billion Dollar Challenge, net sales in Turkey were up $2.8 million and $10.0 million, or 69.0% and 106.6%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to increasing acceptance of the direct selling concept in Turkey as well as an energetic distributor leadership group.  Net sales in Spain were up $2.8 million and $9.5 million, or 54.4% and 69.3%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to a cohesive, renewed focus by distributor leadership and an increasing emphasis locally on health and nutrition.  In Italy, one of our largest European markets, net sales were up $1.5 million and $5.0 million, or 10.3% and 10.2% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, driven by strong country management and distributor leadership collaboration on recruiting and retention programs.  In the Netherlands, another of our larger European markets, net sales were up $0.8 million and $7.5 million, or 6.7% and 21.6%, respectively, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, driven by the Corporate/Distributor co-sponsored TV program, “Fitness Challenges”, which was successful in attracting large viewer audiences and strong promotion for the Herbalife name.  The Company’s cost related to the Fitness Challenge was less than $0.1 million, and was recorded in marketing, distribution, and administrative expenses.  We are currently reviewing whether to repeat this sponsorship in 2005.  In addition, we initiated a new promotion, the “Atlanta Challenge”, at the Barcelona Extravaganza in July, as a means to incent distributors to qualify for our 25th Anniversary Extravaganza in April 2005 in Atlanta.  The Atlanta Challenge is a special vacation promotion, separate from, but occurring in connection with, the 2005 25th Anniversary Extravaganza in Atlanta, and is expected to cost approximately $6.5 million.  This is not an annual event, but rather is a special event in recognition of the significant milestone that we are reaching in 2005.  This is an event that distributors will qualify for during 2004.  Accordingly, we are accruing the expenses through the qualification period ending December 31, 2004, as distributors qualify, in marketing, distribution and administrative expenses.  We do not expect a similar promotion in 2005.  The 25th Anniversary Atlanta Extravaganza will replace the major regional extravaganzas in 2005, although as noted above, we may still hold smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza.  We expect the cost of the Atlanta Extravaganza to be approximately the same as the 2004 regional events that it is replacing.

In the first quarter of 2004, we took over the management of product distribution in Russia and Greece.  Prior to this, we used a third party importer to manage and distribute our product to distributors in these countries.  We have now opened an administrative office and a company-operated distribution center in these countries to more closely align with our business model in most other countries around the world and improve our earnings slightly.  This will allow more direct interaction with our distributors, which we feel will improve communication and ultimately enhance recruiting and retention of distributors in those countries.  The cost of the change in business model in these countries was $1.0 million in capital expenditures, $4.4 million in transition costs that we do not expect to incur in the future and $5.9 million in net additional operating expenses.  The transition costs and operating expenses were recorded in marketing, distribution, and administrative expenses.

We expect fourth quarter sales will continue the positive year over year growth, driven by the European introduction of Shapeworks™ at the Bologna World Team School in November and the Atlanta Challenge promotion, somewhat offset by expected seasonal softness prior to the year-end holidays.  The introduction of ShapeWorks™ at the Bologna event is expected to cost approximately $0.4 million, which will be recorded in marketing, distribution, and administrative expenses in the fourth quarter of 2004.  The Bologna event cost, net of the ShapeWorks™ launch costs noted previously, is expected to be approximately $0.4 million, which will be recorded in marketing, distribution, and administrative expenses in the fourth quarter of 2004.

Net sales in Asia/Pacific Rim increased $12.7 million and $29.0 million, or 30.9% and 24.2%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales increased 30.5% and 21.2% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had an immaterial impact and a $3.6 million positive impact on net sales for the three and nine months ended September 30, 2004. respectively.  The increase was attributable mainly to an increase in Taiwan, partly offset by a decrease in South Korea.  Net sales in Taiwan increased $6.0 million and $19.1 million, or 50.6% and 58.9%, for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 due primarily to an increase in the number of supervisors of 36.2% at September 30, 2004, compared to the same period in 2003, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, positive momentum from the Bangkok Extravaganza held in September and various other regional promotions.  The Bangkok Extravaganza had a net cost of $1.7 million and was recorded in marketing, distribution, and administrative expenses.  In 2005 this and other regional extravaganzas will be replaced by the 25th anniversary Atlanta Extravaganza.  Management will evaluate the need for smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza to those around the world who are unable to attend.  Net sales in South Korea decreased $0.8 million and $9.1 million, or 8.4% and 26.0% for the three months and nine months ended September 30, 2004, over the same periods in 2003.  The rate of net sales decline has decreased in the third quarter, reflecting the success of various distributor focused initiatives which began in late 2003.  Additionally, we recently introduced ShapeWorks™ in South Korea at a cost of less than $0.1 million, which was recorded in marketing, distribution, and administrative expenses, and  which we believe will help with recruiting and retaining initiatives of our distributors.  Overall, we expect that continued local distributor training and the positive momentum from the Bangkok Extravaganza, the launch of the “Atlanta Challenge” in the region, and the launch of new products will contribute to ongoing sales increase in the Asia/Pacific Rim region for the fourth quarter of 2004 and into 2005.

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

For the nine months ended September 30, 2004, marketing, distribution and administrative expenses increased $33.8 million to $315.7 million from $281.9 million in the same period in 2003.  The increase included $12.5 million in higher salaries and wage expenses, due primarily to normal merit increases, the impact of foreign currency fluctuations, a lower bonus expense in 2003 based on the then anticipated results, and increases related to the strengthening of the senior management team, regionally and in the U.S.and are expected to maintain this level of salaries and wages through the fourth quarter; $7.4 million in additional professional fees associated with higher legal and accounting expenses, technology expenses and higher manufacturing consulting expenses related to the start-up of our facility in China and, to a lesser extent, fees relating to our corporate restructuring; $7.3 million in additional promotional expenses related primarily to the ShapeWorks™ launch, the eight-month European promotion program noted above which ended in June 2004 and expenses related to our 25th anniversary promotion, all of which were detailed in the discussion of net sales by region; $9.0 million in higher non-income taxes due primarily to higher sales in certain jurisdictions and $2.6 million of expenses relating to the transactions that we consummated in connection with the offering of our 9 1/2% Notes in March 2004 which we do not expect to recur in 2005.  The changes discussed above include the unfavorable impact of foreign currency fluctuations on operating expenses of $7.0 million.  The increases were  partially offset by $9.7 million lower amortization expense of intangibles for the nine months ended September 30, 2004 compared to the same period in 2003 due to the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition.  We currently expect our marketing, distribution and administrative expenses for the remainder of 2004 to remain essentially flat with the first nine months of 2004, which would represent approximately a 5% increase for full year 2004 from 2003 levels, due primarily to the timing of certain sales and marketing events, including certain expenses associated with our 25th Anniversary Extravaganza.  In anticipation of our potential initial public offering, we recorded a charge in the quarter ended September 30, 2004 for expenses associated with grants of 1.4 million stock options in August and September of 2004, taking into account the difference between the estimated initial public offering price and the option exercise prices over the relevant vesting periods.  This charge was not material to the results of operations for the three and nine months ended September 30, 2004, nor is expected to be for any future periods.

We have reached an agreement in principle with the Equity Sponsors to terminate the monitoring agreement in exchange for consideration.  We estimate the fair value of this consideration to be approximately $5.0 million.  If the agreement is consummated, we will take a charge of approximately $5.0 million in the fourth quarter of 2004.

We target a product gross profit of approximately 80% of net sales which allows us to economically remit royalties to our distributor organization, pay our vendors for product and cover operating costs associated with product development and licensing, warehousing, distribution and transportation.  We generally do not target promotions or advertising at any particular product or brand.  Our significant promotions are generally aimed at generating increased levels of recruiting and retention of distributors.  An example is the European Billion Dollar Challenge in the first half of 2004.  Under this promotion, distributors qualified for various levels of awards, based on the incremental sales volume they achieved.  Generally, when a major new product is launched, there will be expenditures related to the roll-out and promotion of such products.  Based on the breadth and manner of a product launch, these costs could be material or immaterial.  For example, as detailed previously in the net sales discussion, we introduced ShapeWorks™ in the United States in 2004 at an extravaganza at a cost of approximately $2.2 million, net of costs of labeling and packaging revisions prior to introduction.  The same product was launched in Europe at the Bologna event (a “mini-extravaganza”) at a cost of $0.5 million, and in Korea, not tied to any major event, at a cost of less than $0.1 million.  Product or brand advertising is generally handled by our distributors.  We spend minimal amounts on product or brand advertising.

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

The following summarizes our contractual obligations including interest at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
	Total	2004	2005	2006	2007	2008	2009 & thereafter
	(in millions)
Term Debt	$72.7	$5.1	$19.9	$19.1	$18.3	$10.3	$—
11 3/4% Notes	272.8	—	18.8	18.8	18.8	18.8	197.6
Capital Lease	6.7	0.9	3.6	1.9	0.3	—	—
Other debt	2.2	0.4	1.2	0.5	0.1	—	—
Operating leases	19.0	3.2	9.4	4.4	1.1	0.5	0.4
Total	$373.4	$9.6	$52.9	$44.7	$38.6	$29.6	$198.0

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

•                  the redemption of 40% of Holdings’ outstanding 9 1/2% Notes;

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility, under which loans in an aggregate principal amount of $66.7 were outstanding on September 30, 2004, with a new $225.0 million senior credit facility; and

•                  the payment of a $109.3 million special cash dividend to Holdings’ current shareholders Subject to upward adjustment in the event that the underwriters exercise their over-allotment option.

•                  the amendment of Holding’s Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Holdings’ common shares; (2) increase Holdings’ authorized common shares to 500 million shares; and (3) increase Holdings’ authorized preference shares to 7.5 million, all of which to place on December 1, 2004.

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

Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws.  The plaintiffs alleged that The Newest Way to Wealth (“NTWT”) system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors.  The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity.  In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, “endless chain schemes,” insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices.  The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors.  Without in any way admitting liability or wrongdoing, we have reached a binding settlement with the plaintiffs.  Under the terms of the settlement, we (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) will offer rebates to a maximum aggregate amount of $2 million, on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter. As of December 31, 2003, these amounts were adequately reserved for in our financial statements.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife International had removed the lawsuit to federal court and the court has recently remanded the lawsuit to state court.  The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife’s distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

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

Date: December 7, 2004
WH INTERMEDIATE HOLDINGS LTD.
(Registrant)

	By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer